Form 10QSB
period 1995-06-30
ANGELES PARTNERS VIII
filed 1995-08-11
CIK 276779

             FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                          Quarterly or Transitional Report

                     (As last amended by 34-32231, eff. 6/3/93.)

                       U.S. Securities and Exchange Commission
                               Washington, D.C.  20549


                                     Form 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended June 30, 1995


      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES  EXCHANGE ACT

                    For the transition period.........to.........

                           Commission file number 0-9136


                               ANGELES PARTNERS VIII
          (Exact name of small business issuer as specified in its charter)


               California                                      95-3264317
      (State or other jurisdiction of                        (IRS Employer
      incorporation or organization)                       Identification No.)

      One Insignia Financial Plaza, P.O. Box 1089
         Greenville, South Carolina                                   29602
      (Address of principal executive offices)                      (Zip Code)


                      Issuer's telephone number (803) 239-1000


      Check whether the issuer (1) filed all reports required to be filed by
      Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                        PART I - FINANCIAL INFORMATION

      ITEM 1.  FINANCIAL STATEMENTS

      a)                        ANGELES PARTNERS VIII

                                    BALANCE SHEET
                                     (Unaudited)

                                    June 30, 1995

       Assets
            Cash:

                  Unrestricted                                          $    146,322

                  Restricted--tenant security deposits                        57,354
            Accounts receivable                                                7,903

            Escrows for taxes                                                102,688

            Restricted escrows                                                98,000

            Other assets                                                     197,303
            Investment properties:

                  Land                                   $    543,070

                  Buildings and related personal
                        property                           13,462,549

                                                           14,005,619
                  Less accumulated depreciation            (8,887,874)     5,117,745

                                                                        $  5,727,315

            Liabilities and Partners' Deficit
            Liabilities

                  Accounts payable                                      $     31,188

                  Tenant security deposits                                    57,537

                  Accrued taxes                                              992,995
                  Accrued interest                                           927,500

                  Other liabilities                                          133,504

                  Note payable to an affiliate                               370,719
                  Mortgage notes payable, in default                      16,170,371


            Partners' Deficit
                  General partner                        $   (164,106)

                  Limited partners (11,985 units
                        issued and outstanding)           (12,792,393)   (12,956,499)
                                                                        $  5,727,315

                   See Accompanying Notes to Financial Statements

      b)                        ANGELES PARTNERS VIII

                               STATEMENTS OF OPERATIONS
                                     (Unaudited)




                                           Three Months Ended           Six Months Ended
                                                 June 30,                   June 30,
                                          1995           1994          1995         1994

       Revenues:
            Rental income              $  885,102     $  850,999    $1,768,470   $1,697,430

            Other income                   56,765         58,890       108,397      121,972

                  Total revenues          941,867        909,889     1,876,867    1,819,402
       Expenses:

            Operating                     253,004        246,960       485,368      457,594

            General and
       administrative                      27,911         27,853        55,123       46,107

            Property management fees       46,683         45,366        92,929       90,905
            Maintenance                   102,830        138,715       176,752      231,790

            Depreciation                  147,488        148,804       293,588      296,013

            Interest                      466,784        423,382       935,298      838,083

            Property taxes                 89,671        159,034       231,807      282,884
                  Total expenses        1,134,371      1,190,114     2,270,865    2,243,376

            Net loss                   $ (192,504)    $ (280,225)   $ (393,998)  $ (423,974)

       Net loss allocated to general
            partner (1%)               $   (1,925)    $   (2,802)   $   (3,940)  $   (4,240)

       Net loss allocated to limited
            partners (99%)               (190,579)      (277,423)     (390,058)    (419,734)
                                       $ (192,504)    $ (280,225)   $ (393,998)  $ (423,974)

       Net loss per limited
            partnership unit           $   (15.90)    $   (23.15)   $   (32.55)  $   (35.02)

                   See Accompanying Notes to Financial Statements

      c)                        ANGELES PARTNERS VIII

                     STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)



                                        Limited
                                      Partnership   General        Limited
                                         Units      Partner        Partners         Total

       Original capital
          contributions                   12,000   $ 121,000    $ 12,000,000    $ 12,121,000

       Partners' deficit
          at December 31, 1994            11,985   $(160,166)   $(12,402,335)   $(12,562,501)

       Net loss for the six months
          ended June 30, 1995                 --      (3,940)       (390,058)       (393,998)

       Partners' deficit
          at June 30, 1995                11,985   $(164,106)   $(12,792,393)   $(12,956,499)

                   See Accompanying Notes to Financial Statements

      d)                        ANGELES PARTNERS VIII

                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)



                                                              Six Months Ended
                                                                   June 30,
                                                             1995            1994

       Cash flows from operating activities:
          Net loss                                        $(393,998)      $(423,974)

          Adjustments to reconcile net loss to cash provided by operating activities:

             Depreciation                                    293,588        296,013
             Amortization of loan costs                      41,165          57,830

          Change in accounts:

             Restricted cash                                 (1,163)            635

             Accounts receivable                              1,949           9,062
             Escrows for taxes                              (76,877)         23,245

             Other assets                                        --             665

             Accounts payable                               (86,892)          2,000

             Tenant security deposit liabilities                 24          (4,498)
             Accrued property taxes                          87,091          85,656

             Accrued interest                               254,689         126,822

             Other liabilities                              (68,557)         93,850

                  Net cash provided by
                      operating activities                   51,019         267,306
       Cash flows from investing activities:

          Property improvements and replacements            (57,011)        (81,371)

          Deposits to restricted escrows                    (98,000)             --

                  Net cash used in
                      investing activities                 (155,011)        (81,371)


                   See Accompanying Notes to Financial Statements

                                ANGELES PARTNERS VIII

                                     (Unaudited)



                                                              Six Months Ended
                                                                   June 30,
                                                             1995            1994

       Cash flows from financing activities:

          Payments on mortgage notes payable              $ (68,208)      $ (69,368)

          Loan costs                                       (103,000)             --
                  Net cash used in financing
                      activities                           (171,208)        (69,368)

       Net (decrease) increase in cash                     (275,200)        116,567

       Cash at beginning of period                          421,522         252,641

       Cash at end of period                              $ 146,322       $ 369,208
       Supplemental disclosure of cash flow
          information:

          Cash paid for interest                          $ 639,444       $ 653,431

                   See Accompanying Notes to Financial Statements

      e)                        ANGELES PARTNERS VIII

                            NOTES TO FINANCIAL STATEMENTS
                                     (Unaudited)


      Note A - Going Concern

         The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and is in default on its mortgage notes payable. The Partnership's first mortgage in the amount of $4,158,843 secured by Bercado Shores Apartments is in default due to nonpayment of 1993 property taxes. The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,350,000 secured by Bercado Shores Apartments, is in default due to nonpayment of interest. The Partnership's second mortgage to AMIT in the amount of $1,250,000 secured by Brittany Point Apartments is also in default due to nonpayment of interest. This default also creates a default in the first mortgage in the amount of $9,411,527 due to certain cross-default provisions in the first mortgage.

         The Partnership is negotiating an amendment of the terms of the debt agreement with AMIT for the second mortgage on Bercado Shores that is currently in default, but the agreement is not yet memorialized. The amendment, which should be finalized during the third quarter of 1995, would have a lower interest rate and reduced payments. During the second quarter of 1995, the Partnership was successful in an appeal of the property taxes for Bercado Shores. While the current year property taxes have been reduced based on the new assessed property value, it is uncertain if the taxing authority will reimburse prior overpayments or adjust previous billings. The property does not have cash reserves necessary to pay past tax notices. A workout proposal with AMIT on Brittany Point is currently being negotiated, as the property is unable to meet current debt service payments due to cash flow difficulties. The workout would reduce the interest rate and payments and should be finalized during the third quarter of 1995.

         Unless the above debt workouts and past tax notice adjustments are successfully negotiated, the Partnership expects to be unable to maintain or enhance the properties' operations and values. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

      Note B - Basis of Presentation

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

         Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


      Note C - Transactions with Affiliated Parties

         The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates for the first six months of 1995 and 1994:


                                                         1995         1994

       Property management fees                         $92,929      $90,905
       Reimbursement for services of affiliates          32,401       14,970


         The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation is not significant.

         AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness to AMIT of $2,600,000 was in
      default at June 30, 1995.   Total interest expense on this financing was
      $236,771 and $152,889 at June 30, 1995, and June 30, 1994, respectively.
      Accrued interest was $828,022 and $296,324 at June 30, 1995, and June 30, 1994, respectively.

         MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).  Between the date of acquisition of these shares (November 24,
      1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

         In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP.

         The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness to AAP, which is included as a note payable, was $370,719 at June 30, 1995, and June 30, 1994, respectively, with monthly interest only payments at prime plus 0.75% (9.75% at June 30, 1995). Principal is to be paid upon the earlier of
      i) the availability of funds, ii) the sale of one or more properties covered by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $17,918 and $13,516 at June 30, 1995, and June 30, 1994, respectively.

         As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

         Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in
      Section 6.13 of the Declaration of Trust of AMIT.

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1995 and 1994:


                                                                    Average
                                                                   Occupancy

                                                         1995        1994

       Bercado Shores Apartments
                 Mishawka, Indiana                       95%          94%
       Brittany Point Apartments
                 Huntsville, Alabama                     91%          87%


               The increase in occupancy at Brittany Point was attributable to increases in advertising efforts and leasing incentives offered since 1994.

               The Partnership realized a net loss of $393,998 for the six months ended June 30, 1995, compared to a net loss of $423,974 for the six months ended June 30, 1994. The Partnership realized a net loss of $192,504 for the three months ended June 30, 1995, as compared to a net loss of $280,225 for the three months ended June 30, 1994. Rental income increased for the six months ended June 30, 1995, as a result of occupancy and rental rate increases at both investment properties. The decrease in other income for the six months ended June 30, 1995, was due to decreases in pet fees, lease cancellation fees and deposit forfeitures at Bercado Shores and decreases in cleaning and damage fees at Brittany Point.

               The decrease in maintenance expense for the three and six months ended June 30, 1995, was primarily due to decreased carpet cleaning at Bercado Shores partially offset by increases in grounds contracts and decreased contract trash removal and other miscellaneous repairs at Brittany Point. Property tax expense decreased for the three and six months ended June 30, 1995, as a result of the successful tax appeal at Bercado Shores during the second quarter of 1995 which reduced the property's assessed value. Interest expense increased for the three and six months ended June 30, 1995, due to increases in default interest for the second mortgage debt at both Bercado Shores and Brittany Point since 1994.

               As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

               The Partnership held unrestricted cash of $146,322 for the six months ended June 30, 1995, as compared to unrestricted cash of $369,208 for the six months ended June 30, 1994. Net cash provided by operating activities decreased for the six months ended June 30, 1995, compared to the corresponding period of 1994 due to increased deposits to escrows for taxes and increased payments of accounts payable and other liabilities which were partially offset by an increase in accrued interest. Net cash used in investing activities increased primarily due to deposits to restricted escrows resulting from the proposed refinancing for Brittany Point. Net cash used in financing activities increased due to loan costs associated with the proposed refinancing for Brittany Point.

               No distributions were made by the Partnership during 1994 or during the six months ended June 30, 1995.

               Since 1992, the nominal cash generated by the properties has been insufficient to pay the delinquent property taxes, capital expenditures, and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on its mortgage notes payable. The Partnership's first mortgage in the amount of $4,158,843 secured by Bercado Shores Apartments is in default due to nonpayment of 1993 property taxes. The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,350,000, secured by the Bercado Shores Apartments, is in default due to nonpayment of interest. The Partnership's second mortgage to AMIT in the amount of $1,250,000 secured by Brittany Point Apartments is also in default due to nonpayment of interest. This default also creates a default in the first mortgage of $9,411,527 due to certain cross-default provisions in the first mortgage.

               Bercado Shores' cash flows from operations have historically been insufficient to pay necessary operating expenses and debt service. The Partnership is negotiating terms with AMIT for the second mortgage that is currently in default, but the agreement is not yet memorialized. The agreement, which should be finalized during third quarter of 1995, would have a lower interest rate and reduced payments. During the second quarter of 1995, the Partnership was successful in an appeal of the property taxes for Bercado Shores. While the current year property taxes have been reduced based on the new assessed property value, it is uncertain if the taxing authority will reimburse prior overpayments or adjust previous billings. The property does not have cash reserves necessary to pay past tax notices. A workout proposal with AMIT on the Brittany Point mortgage is currently being negotiated, as the property is unable to meet the current debt service payments due to cash flow difficulties. The workout would reduce the interest rate and payments.

               MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 33% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote).

      Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

               As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994, (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. AMIT delivered to MAE GP cash in the sum of $250,000 at closing, which occurred April 14, 1995, as payment for the option. Upon exercise of the option, AMIT would remit to MAE GP an additional $94,000.

               Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is MAE GP will be able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, irrevocable proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section 6.13 of the Declaration of Trust of AMIT.

               The mortgage indebtedness of $9,411,527 for Brittany Point matured in June 1995. A five year extension is currently being discussed with the existing lender. At June 30, 1995, the negotiations were ongoing. As previously stated, the Partnership is in default on both first and second mortgages for both investment properties.

                          PART II - OTHER INFORMATION


      ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                    a) Exhibits

                        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

                    b)  Reports on Form 8-K

                        None filed during the quarter ended June 30, 1995.

                                     SIGNATURES


            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                                    By:   Angeles Realty Corporation
                                          General Partner



                                    By:   /s/Carroll D. Vinson
                                          Carroll D. Vinson
                                          President



                                    By:   /s/Robert D. Long, Jr.

                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer


                                    Date: August 11, 1995