Form 10QSB
period 1995-09-30
ANGELES PARTNERS VIII
filed 1995-11-13
CIK 276779

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


                For the quarterly period ended September 30, 1995


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

ITEM 1.  FINANCIAL STATEMENTS

a)                            ANGELES PARTNERS VIII

                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1995

 Assets
      Cash:
      Unrestricted                                                      $    243,544
      Restricted--tenant security deposits                                    56,146
   Accounts receivable                                                        11,507
   Tax refund receivable                                                     224,231
   Escrows for taxes                                                         141,126
   Restricted escrows                                                        196,000
   Other assets                                                               94,697
   Investment properties:
      Land                                             $    543,070
      Buildings and related personal property            13,506,828
                                                         14,049,898
      Less accumulated depreciation                      (9,022,325)       5,027,573

                                                                        $  5,994,824
   Liabilities and Partners' Deficit
   Liabilities
      Accounts payable                                                  $     36,904
      Tenant security deposits                                                55,632
      Accrued taxes                                                          531,966
      Accrued interest                                                     1,062,862
      Other liabilities                                                      150,731
      Note payable to an affiliate                                           370,719
      Mortgage notes payable, $11,989,982 in default                      16,135,077

   Partners' Deficit
      General partner                                  $   (158,032)
      Limited partners (11,985 units
        issued and outstanding)                         (12,191,035)     (12,349,067)


                                                                        $  5,994,824

[FN]

                 See Accompanying Notes to Financial Statements

b)                            ANGELES PARTNERS VIII

                             STATEMENTS OF OPERATIONS
                                   (Unaudited)

<captiom>

                                     Three Months Ended          Nine Months Ended
                                       September 30,               September 30,
                                    1995           1994         1995          1994
 Revenues:
      Rental income              $  892,396     $  859,944   $2,660,866    $2,557,374
      Other income                   56,136         57,613      164,533       179,585
      Tax recovery (Note D)         801,989             --      801,989            --
            Total revenues        1,750,521        917,557    3,627,388     2,736,959
 Expenses:
      Operating                     249,983        242,238      735,351       699,832
      General and administrative     31,609         24,939       86,732        71,046
      Property management fees       47,267         45,207      140,196       136,112
      Maintenance                    89,343        106,882      266,095       338,672
      Depreciation                  149,658        149,794      443,246       445,807
      Interest                      458,499        444,406    1,393,797     1,282,489
      Property taxes                116,730        146,038      348,537       428,922
            Total expenses        1,143,089      1,159,504    3,413,954     3,402,880

      Loss on disposal of
            property                     --           (361)          --          (361)

      Net income (loss)          $  607,432     $ (242,308)  $  213,434    $ (666,282)

 Net income (loss) allocated
      to general partner (1%)    $    6,074     $   (2,423)  $    2,134    $   (6,663)
 Net income (loss) allocated
      to limited partners (99%)     601,358       (239,885)     211,300      (659,619)

                                 $  607,432     $ (242,308)  $  213,434    $ (666,282)

 Net income (loss) per limited
      partnership unit           $    50.18     $   (19.99)  $    17.63    $   (54.97)

[FN]

                 See Accompanying Notes to Financial Statements

c)                            ANGELES PARTNERS VIII

                   STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                                    Limited
                                  Partnership    General       Limited
                                     Units       Partner       Partners         Total
 Original capital contributions      12,000    $ 121,000     $12,000,000    $12,121,000
 Partners' deficit
    at December 31, 1994             11,985    $(160,166)   $(12,402,335)  $(12,562,501)
 Net income for the nine months
    ended September 30, 1995             --        2,134         211,300        213,434
 Partners' deficit
    at September 30, 1995            11,985    $(158,032)   $(12,191,035)  $(12,349,067)

[FN]

                 See Accompanying Notes to Financial Statements

d)                            ANGELES PARTNERS VIII

                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                         1995            1994
 Cash flows from operating activities:
    Net income (loss)                                 $ 213,434       $(666,282)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
       Depreciation                                     443,246         445,807
       Amortization of loan costs                        45,770          86,744
       Loss on disposal of property                          --             361
    Change in accounts:
       Restricted cash                                       45          (1,156)
       Accounts receivable                               (1,655)          3,734
       Tax refund receivable                           (224,231)             --
       Escrows for taxes                               (115,315)         14,493
       Other assets                                          --             668
       Accounts payable                                 (81,176)        (46,188)
       Tenant security deposit liabilities               (1,881)         (2,317)
       Accrued property taxes                          (373,938)        231,694
       Accrued interest                                 390,051         220,761
       Other liabilities                                (51,330)         35,176

        Net cash provided by operating activities       243,020         323,495

 Cash flows from investing activities:
    Property improvements and replacements             (116,496)       (113,648)
    Deposits to restricted escrows                     (196,000)             --

        Net cash used in investing activities          (312,496)       (113,648)

 Cash flows from financing activities:
    Payments on mortgage notes payable                 (103,502)       (101,573)
    Loan costs                                           (5,000)             --

        Net cash used in financing activities          (108,502)       (101,573)

 Net (decrease) increase in cash                       (177,978)        108,274

 Cash at beginning of period                            421,522         252,641
 Cash at end of period                                $ 243,544       $ 360,915
 Supplemental disclosure of cash flow information:
    Cash paid for interest                            $ 957,976       $ 977,678

[FN]

                 See Accompanying Notes to Financial Statements

e)                            ANGELES PARTNERS VIII

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Going Concern

   The accompanying financial statements have been prepared assuming the Partnership will continue as a going concern. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of $4,145,095 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. However, these taxes have been paid and the first mortgage of Bercado Shores is no longer in default. (See discussion in Note D). The second mortgage to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,350,000 secured by Bercado Shores Apartments, is in default due to nonpayment of interest. The Partnership's second mortgage to AMIT in the amount of $1,250,000 secured by Brittany Point Apartments is also in default due to nonpayment of interest. This default also creates a default in the first mortgage in the amount of $9,389,982 due to certain cross-default provisions in the first mortgage. In addition, the Brittany Point Apartments first mortgage matured in June 1995. A five year extension is currently being discussed with the existing lender which would lower the interest rate from 10.125% to 7.875%. At September 30, 1995, the negotiations were ongoing. To facilitate the refinancing, the property has been transferred to a lower tier partnership known as Brittany Point AP VIII, L.P. in which Angeles Partners VIII is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, Angeles Partners VIII retained control and substantially all economic benefits of the property.

   The Partnership is negotiating an amendment of the terms of the debt agreement with AMIT for the second mortgage on Bercado Shores that is in default, but the agreement is not yet memorialized. A workout proposal with AMIT on Brittany Point is currently being negotiated, as the property is unable to meet current debt service payments due to cash flow difficulties.

   Unless the above debt workouts are successfully negotiated, the Partnership expects to be unable to maintain or enhance the properties' operations and values. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from these uncertainties.

Note B - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1994.

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.


Note C - Transactions with Affiliated Parties

   The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates for the nine months ended September 30, 1995 and 1994:


                                                   1995               1994

 Property management fees                        $140,196           $136,112
 Reimbursement for services of affiliates          47,469             31,115


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


Note C - Transactions with Affiliated Parties - continued

   AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness to AMIT of $2,600,000 was in default at
September 30, 1995.   Total interest expense on this financing was $363,329 and
$239,035 at September 30, 1995, and September 30, 1994, respectively. Accrued interest was $954,579 and $382,470 at September 30, 1995, and September 30, 1994, respectively.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

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

   The AAP working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness to AAP, which is included as a note payable, was $370,719 at September 30, 1995, and September 30, 1994, respectively, with monthly interest-only payments at prime plus 0.75% (8.75% at September 30, 1995). Principal is to be paid upon the earlier of i) the availability of funds, ii) the sale of one or more properties covered by the Partnership, or
iii) November 25, 1997. Total interest expense for this loan was $26,723 and $21,239 at September 30, 1995, and September 30, 1994, respectively. Accrued interest was $81,253 and $43,563 at September 30, 1995, and September 30, 1994, respectively.

Note C - Transactions with Affiliated Parties - continued

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


Note D - Tax Recovery - Bercado Shores Apartments

   The Partnership has successfully appealed the property taxes for Bercado Shores. The current year property taxes have been reduced based on the newly assessed property value. The tax authority is reimbursing the property for prior overpayments of the 1990, 1991, and 1992 taxes totalling $545,394. The tax authority has applied $321,163 of the refund to pay the 1993 taxes. The net reimbursement to the property of $224,231 has been recorded as a tax refund receivable at September 30, 1995. This receivable was collected by the Partnership on October 5, 1995. The first mortgage in the amount of $4,145,095 was previously in default due to the nonpayment of the 1993 taxes. Since the property's property taxes are now current, the first mortgage is no longer in default.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:

                                                       Average
                                                      Occupancy

                                                  1995         1994

 Bercado Shores Apartments
      Mishawka, Indiana                            95%          93%

 Brittany Point Apartments
      Huntsville, Alabama                          90%          87%


   The increase in occupancy at Brittany Point is attributed to increases in advertising efforts and leasing incentives offered since 1994.

   The Partnership realized net income of $213,434 for the nine months ended September 30, 1995, compared to a net loss of $666,282 for the nine months ended September 30, 1994. The Partnership realized net income of $607,432 for the three months ended September 30, 1995, compared to a net loss of $242,308 for the three months ended September 30, 1994. The tax recovery recognized in the three months ended September 30, 1995, is a result of the settlement of the tax appeal for the 1990, 1991, and 1992 property taxes for Bercado Shores (See further discussion in Note D of the Notes to Financial Statements).

   Total expenses were comparable for the three and nine months ended September 30, 1995 and 1994, due to increases in interest, operating and general and administrative expenses being offset by decreases in maintenance expense and
property taxes.   The increase in general and administrative expense for the nine months ended September 30, 1995, was due to increased legal expense resulting from the refinancing of the Brittany Point first mortgage, which should be finalized during the fourth quarter of 1995. The decrease in maintenance expense for the three and nine months ended September 30, 1995, was due primarily to decreased carpet cleaning expense and exterior lighting repairs of approximately $42,000 at Bercado Shores and decreased contract trash removal and other miscellaneous repairs of approximately $30,000 at Brittany Point. Property tax expense decreased for the three and nine months ended September 30, 1995, as a result of the successful tax appeal at Bercado Shores which reduced the property's assessed value. The loss on disposal in 1994 relates to the replacement of roofs at the properties.

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

   The Partnership held unrestricted cash of $243,544 at September 30, 1995, compared to unrestricted cash of $360,915 at September 30, 1994. Net cash provided by operating activities decreased for the nine months ended September 30, 1995, compared to the corresponding period of 1994 due to increased deposits to escrows for taxes and increased payments of accounts payable, accrued property taxes, and other liabilities partially by an increase in accrued interest. Net cash used in investing activities increased due to deposits to restricted escrows resulting from the pending refinancing of the Brittany Point mortgage. Net cash used in financing activities increased due to loan costs associated with the Brittany Point refinancing.

   No distributions were made by the Partnership during 1994 or during the nine months ended September 30, 1995.

   Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of $4,145,095 secured by Bercado Shores was previously in default due to nonpayment of 1993 taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default (See discussion in Note D in the Notes to the Financial Statements). The second mortgage to Angeles Mortgage Investment Trust ("AMIT"), a lending trust sponsored by an affiliate of the General Partner, in the amount of $1,350,000, secured by the Bercado Shores Apartments, is in default due to nonpayment of interest. The Partnership's second mortgage to AMIT in the amount of $1,250,000 secured by Brittany Point Apartments is also in default due to nonpayment of interest. This default also creates a default in the first mortgage of $9,389,982 due to certain cross-default provisions in the first mortgage.

   Bercado Shores' cash flows from operations have historically been insufficient to pay necessary operating expenses and debt service. The Partnership is negotiating terms with AMIT for the second mortgage that is in default, but the agreement is not yet memorialized. A workout proposal with AMIT on the Brittany Point mortgage is currently being negotiated since the property is unable to meet the current debt service payments due to cash flow difficulties.

   MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. However, MAE GP may choose to vote these shares as it deems appropriate in the future.

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

   As previously stated, the Partnership is in default on the second mortgages for both investment properties and the first mortgage for Brittany Point. The first mortgage indebtedness of $9,389,982 for Brittany Point matured in June 1995. A five year extension is currently being discussed with the existing lender which would lower the interest rate from 10.125% to 7.875%. At September 30, 1995, the negotiations were ongoing. To facilitate the refinancing, the property has been transferred to a lower tier partnership known as Brittany Point AP VIII, L.P. Angeles Partners VIII is the 99% limited partner in this lower tier partnership. Although legal ownership of this asset was transferred to a new entity, Angeles Partners VIII retained control and substantially all economic benefits of the property.


                        PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a) Exhibits

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K

            None filed during the quarter ended September 30, 1995.




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


                              Date: November 13, 1995