Form 10KSB
period 1995-12-31
ANGELES PARTNERS VIII
filed 1996-03-07
CIK 276779

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1995

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from              to

                          Commission file number 0-9136

                              ANGELES PARTNERS VIII

        California                                     95-3264317
(State or other jurisdiction of
  incorporation or organization)            (I.R.S. Employer Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                   29602
(Address of principal executive offices)                       (Zip Code)

                   Issuer's telephone number   (864)  239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                            Limited Partnership Units

                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No


      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

      State issuer's revenues for its most recent fiscal year: $ 4,541,450


      State the aggregate market value of the voting stock held by nonaffiliated of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I


Item 1. Description of Business


    Angeles Partners VIII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated August 7, 1978. The general partner of the Partnership is Angeles Realty Corporation, a California corporation (hereinafter referred to as the "General Partner" or "ARC"). The General Partner was formerly a wholly-owned subsidiary of Angeles Real Estate Corporation, a wholly-owned subsidiary of Angeles Corporation, and is engaged in providing similar services to other partnerships.

    The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved through property sales, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

    The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"). The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

    The business in which the Partnership is engaged is highly competitive, and the Partnership is not a significant factor in its industry. Each of its apartment properties is located in or near a major urban area and, accordingly, competes for rentals not only with similar apartment projects in its immediate area but with hundreds of similar apartments throughout the urban area. Such competition is primarily on the basis of location, rents, services and amenities. In addition, the Partnership competes with significant numbers of individuals and organizations (including similar partnerships, real estate investment trusts and financial institutions) with respect to the sale of improved real properties, primarily on the basis of the prices and terms of such transactions.



Item 2.    Description of Properties

    The following table sets forth the Registrant's investments in properties:

                           Date of
 Property                  Purchase     Type of Ownership      Use


 Bercado Shores            05/31/79           100%           Apartment -
                                                             234 units

 Brittany Point            12/31/79           100%           Apartment -
                                                             431 units


Schedule of Properties:

                         Gross
                       Carrying     Accumulated     Useful               Federal
 Property                Value      Depreciation     Life     Method    Tax Basis

 Bercado Shores       $ 4,716,571    $3,108,243    5-25 yrs    S/L     $1,899,160
 Brittany Point         9,357,931     6,064,372    5-25 yrs    S/L      4,092,707
                      $14,074,502    $9,172,615                        $5,991,867



   See Note B of the financial statements included in Item 7 for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                           Principal                                     Principal
                          Balance At     Stated                           Balance
                         December 31,   Interest   Period    Maturity     Due At
 Property                    1995         Rate    Amortized    Date       Maturity
 Bercado Shores
  1st mortgage           $ 4,136,792      (1)      30 yrs    6/2000      $3,894,054

  2nd mortgage,
     (in default)          1,350,000     12.50%      (2)     6/1995(3)    1,350,000

 Brittany Point
     1st mortgage          9,367,887      (4)        (4)         (4)          (4)

     2nd mortgage          1,570,386     12.50%      (2)         (5)      1,570,386

         Total           $16,425,065


    (1) Based on the one-year Treasury Constant Maturities rate plus 3%; 9.25% as of December 31, 1995.

    (2) Interest only payments.

    (3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.

    (4) The Brittany Point first mortgage was refinanced January 18, 1996, with the existing lender. The new debt amount is $9,800,000 with a stated interest rate of 7.875%. Payments will be interest only through December 31, 1996, after which payments will be amortized over 20 years with a maturity date of February 1, 2001. The principal balance at maturity will be $8,850,242.

    (5) An agreement with AMIT was reached January 18, 1996, which extended the maturity date of the note from June 1, 1995, to December 31, 2000.


Schedule of Rental Rates and Occupancy:

                                   Average Annual                  Average
                                    Rental Rates                   Occupancy
 Property                      1995             1994          1995          1994

 Bercado Shores           $6,062/unit       $5,959/unit       95%            93%
 Brittany Point            5,869/unit        5,704/unit       90%            88%

    As noted under Item 1. Description of Business, the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes. The General Partner believes that all of the properties are adequately insured. The multi-family residential tenants' lease terms are for one year or less. No individual residential tenant leases 10% or more of the available rental space.

   Real estate taxes and rates in 1995 for each property were:


                                      1995           1995
                                      Taxes          Rate

 Bercado Shores                   * $302,175        11.53%
 Brittany Point                      126,530         5.80%

* Represents estimate for 1995 taxes and rate. Actual billings have not been received as of the date of this filing.


Item 3.  Legal Proceedings

    The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.


Item 4. Submission of Matters to a Vote of Security Holders

    The Unit holders of the Partnership did not vote on any matter during the fourth quarter of the fiscal year covered by this report.

                                     PART II


Item 5. Market for the Partnership's Common Equity and Related Security Holder Matters

    The Partnership, a publicly-held limited partnership, sold 12,000 Limited Partnership Units during its offering period ended September 13, 1979, and currently has 1,331 Limited Partners of record. During the year ended December 31, 1994, the number of Partnership units decreased by 15 due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

    The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

    The Partnership realized net income of $14,861 for the year ended December 31, 1995, compared to a net loss of $1,078,914 for the year ended December 31, 1994. Total revenue increased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to the tax recovery recognized in 1995. The tax recovery resulted from the settlement of a tax appeal for the 1990, 1991, and 1992 property taxes for Bercado Shores (See further discussion in Note H of the Notes to Financial Statements). Other income decreased for the year ended December 31, 1995, compared to December 31, 1994, due to decreases since 1994 in cleaning and damage fees and deposit forfeitures at both properties. These decreases resulted from increased occupancy levels and fewer move outs.

     Total expenses decreased for the year ended December 31, 1995, compared to the year ended December 31, 1994, due to decreases in maintenance and property tax expenses. The decrease in maintenance expense was due to decreased carpet cleaning expense and exterior lighting repairs of approximately $42,000 at Bercado Shores and decreased contract trash removal and other miscellaneous repairs of approximately $40,000 at Brittany Point. Property tax expense decreased for the year ended December 31, 1995, as a result of successful tax appeals at both properties which reduced the assessed values for the taxing authorities.

    As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation- related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

    The Partnership's primary source of cash has been from property operations and is utilized for the paydown of existing debt on the investment properties, capital expenditures and daily operational expenses. It is the Partnership's policy to commit capital resources for the continuing improvement and maintenance of its properties.

    Net cash provided by operating activities decreased in 1995 primarily due to increased deposits to escrows for taxes and increased payments of accrued property taxes related to the property tax settlement noted above. Net cash used in investing activities increased in 1995 due to increased deposits to restricted escrows required by the new Brittany Point first mortgage. Net cash used in financing activities increased from 1994 due to loan costs related to the refinancing of the Brittany Point first mortgage. The Partnership held unrestricted cash of $330,146 for the year ended December 31, 1995, compared to unrestricted cash of $421,522 for the year ended December 31, 1994.

    No distributions were made by the Partnership during 1994 or 1995.

    Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of $4,136,792 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non debt related operating expenses. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate refinancing.

    The first mortgage indebtedness of $9,367,887 for Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875%, and a maturity date of February 1, 2001. To facilitate the refinancing, the property has been transferred to a lower tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized subsequent to December 31, 1995, so that the second mortgage is no longer in default. The workout proposal with AMIT provides for interest payments only through December 31, 1996, after which cash flow payments will be amortized over 20 years with a maturity date of February 1, 2001.

    In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $370,719 at December 31, 1995 and December 31, 1994, with monthly interest only payments at prime plus 0.75% (8.75% for 1995). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $36,558 and $29,580 in 1995 and 1994, respectively, of which $91,088 was accrued at December 31, 1995.

    MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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



ITEM 7.     FINANCIAL STATEMENTS


ANGELES PARTNERS VIII

LIST OF FINANCIAL STATEMENTS





    Report of Independent Auditors

    Balance Sheet - December 31, 1995

    Statements of Operations - Years ended December 31, 1995 and 1994

    Statements of Changes in Partner's Deficit - Years ended December 31, 1995 and 1994

    Statements of Cash Flows - Years ended December 31, 1995 and 1994

    Notes to Financial Statements

                Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VIII


We have audited the accompanying balance sheet of Angeles Partners VIII as of December 31, 1995, and the related statements of operations, changes in partners deficit and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Angeles Partners VIII as of December 31, 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners VIII will continue as a going concern. As more fully described in Note A, the Partnership incurred recurring operating losses, is in default on certain indebtedness and does not generate sufficient cash flows to meet current operating requirements. These conditions raise substantial doubt about the Partnership s ability to continue as a going concern. Managements plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /S/ ERNST & YOUNG LLP

Greenville, South Carolina
January 27, 1996


                              ANGELES PARTNERS VIII

                                  BALANCE SHEET


                                December 31, 1995


 Assets
   Cash:
     Unrestricted                                                         $  330,146
     Restricted--tenant security deposits                                     54,577
   Accounts receivable                                                        11,172
   Escrows for taxes                                                          61,998
   Restricted escrows                                                        196,000
   Other assets (Note B)                                                      95,631
   Investment properties: (Notes C, E and F)
     Land                                              $    543,070
     Buildings and related personal property             13,531,432
                                                         14,074,502
     Less accumulated depreciation                       (9,172,615)       4,901,887

                                                                        $  5,651,411

   Liabilities and Partners' Deficit
   Liabilities
     Accounts payable                                                   $     39,587
     Tenant security deposits                                                 54,129
     Accrued taxes                                                           334,929
     Accrued interest                                                        845,663
     Other liabilities                                                       128,959
     Note payable to an affiliate (Note E)                                   370,719
     Mortgage notes payable, $1,350,000 in default                        16,425,065
           (Notes A, C, E and F)

   Partners' Deficit
      General partner                                  $   (160,017)
      Limited partners (11,985 units
        issued and outstanding)                         (12,387,623)     (12,547,640)

                                                                        $  5,651,411


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VIII

                             STATEMENTS OF OPERATIONS

                                                             Years Ended December 31,
                                                               1995            1994
 Revenues:
   Rental income                                             $3,532,923    $ 3,409,082
   Other income                                                 206,588        238,373
   Tax recovery (Note H)                                        801,939             --
       Total revenues                                         4,541,450      3,647,455

 Expenses:
   Operating                                                    990,783        935,511
   General and administrative                                   112,803        101,054
   Property management fees                                     186,922        181,961
   Maintenance                                                  368,935        450,984
   Depreciation                                                 593,536        595,938
   Interest                                                   1,850,232      1,851,685
   Property taxes                                               423,378        608,875
       Total expenses                                         4,526,589      4,726,008

   Loss on disposal of property                                      --           (361)

   Net income (loss) (Note D)                                $   14,861    $(1,078,914)

 Net income (loss) allocated to general partner (1%)         $      149    $   (10,789)
 Net income (loss) allocated to limited partners(99%)            14,712     (1,068,125)

                                                             $   14,861    $(1,078,914)

 Net income (loss) per limited partnership unit              $     1.23    $    (89.12)


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VIII

                   STATEMENTS OF CHANGES IN PARTNERS' DEFICIT

                                    Limited
                                  Partnership    General        Limited
                                     Units       Partner       Partners          Total

 Original capital contributions      12,000     $ 121,000    $ 12,000,000    $ 12,121,000

 Partners' deficit at
    December 31, 1993                12,000     $(149,377)   $(11,334,210)   $(11,483,587)

 Abandonment of limited
    partnership units (Note G)          (15)           --              --              --

 Net loss for the year ended
    December 31, 1994                    --       (10,789)     (1,068,125)     (1,078,914)

 Partners' deficit at
    December 31, 1994                11,985      (160,166)    (12,402,335)    (12,562,501)

 Net income for the year ended
    December 31, 1995                    --           149          14,712          14,861

 Partners' deficit at
    December 31, 1995                11,985     $(160,017)   $(12,387,623)   $(12,547,640)


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VIII

                             STATEMENTS OF CASH FLOWS


                                                       Years Ended December 31,
                                                          1995            1994
 Cash flows from operating activities:
    Net income (loss)                                $    14,861     $(1,078,914)
    Adjustments to reconcile net income (loss) to
       cash provided by operating activities:
       Depreciation                                      593,536         595,938
       Amortization of loan costs                         50,376         113,093
       Loss on disposal of property                           --             361
       Change in accounts:
        Restricted cash                                    1,614          (1,767)
        Accounts receivable                               (1,320)          8,371
        Escrows for taxes                                (36,187)         (2,566)
        Other assets                                          --             667
        Accounts payable                                 (78,313)         57,766
        Tenant security deposits                          (3,384)           (774)
        Accrued taxes                                   (672,975)        358,548
        Accrued interest                                 493,239         442,665
        Other liabilities                                 28,719           5,562

            Net cash provided by operating
                activities                               390,166         498,950

 Cash flows from investing activities:

    Property improvements and replacements              (141,101)       (195,545)
    Deposits to restricted escrows                      (196,000)             --

            Net cash used in investing activities       (337,101)       (195,545)

 Cash flows from financing activities:
    Payments on mortgage notes payable                  (133,901)       (134,524)
    Loan costs                                           (10,540)             --

            Net cash used in financing activities       (144,441)       (134,524)

 Net (decrease) increase in cash                         (91,376)        168,881
 Cash at beginning of year                               421,522         252,641
 Cash at end of year                                 $   330,146     $   421,522

 Supplemental disclosure of cash flow information:
    Cash paid for interest                           $ 1,306,617     $ 1,295,928


                 See Accompanying Notes to Financial Statements


                              ANGELES PARTNERS VIII


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Accrued Interest

Mortgage notes payable were increased by $320,387 at December 31, 1995, in connection with the capitalization of accrued interest on the second mortgage of Brittany Point Apartments.

                              ANGELES PARTNERS VIII

                          NOTES TO FINANCIAL STATEMENTS

                              December 31, 1995

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners VIII, (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to meet current operating requirements. The second mortgage to AMIT in the amount of $1,350,000 secured by Bercado Shores Apartments, is in default due to nonpayment of interest. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,570,386 secured by Brittany Point Apartments was in default due to nonpayment of interest. This default also created a default in the Brittany Point first mortgage due to certain cross-default provisions in the first mortgage which matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender, lowering the interest rate from 10.125% to 7.875%. A workout proposal with AMIT on Brittany Point was finalized subsequent to December 31, 1995. This workout extended the maturity date from June 1995 to December 2000.

The Partnership's first mortgage in the amount of $4,136,792 secured by Bercado Shores Apartments was previously in default due to delinquent 1993 property taxes; however, during 1995 these taxes were paid and the first mortgage of Bercado Shores is no longer in default (See Note H). The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non debt related operating expenses. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate refinancing.


The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


Note B   Organization and Significant Accounting Policies

Organization

Angeles Partners VIII ("Partnership") is a California limited partnership organized on August 7, 1978, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). As of December 31, 1995, the Partnership operates residential properties in Mishawaka, Indiana and Huntsville, Alabama.

Note B - Organization and Significant Accounting Policies (continued)

Allocations and Distributions to Partners

Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of the Ten Percent Distribution (as defined in the Partnership Agreement) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the General Partner and Limited Partners in proportion to their interests in the Partnership.

Distributions of available cash, except as discussed below, are allocated among the Limited Partners and General Partner in accordance with the Agreement of Limited Partnership.

Upon the sale, other disposition or refinancing, of any asset of the Partnership other than in connection with the dissolution of the Partnership, the net proceeds thereof which the General Partner determines can reasonably be distributed to the Partners and are not required for support of the operations of the Partnership or for investment in additional real properties, if any, must be distributed 1% to the General Partner and 99% to the Limited Partners until such time as the Partners have received cumulative distributions from the Partnership equal to the amount of their original capital contributions to the Partnership plus a cumulative return of 12% per annum (simple interest) on the Limited Partners' Adjusted Capital Investment, as defined in the Agreement. Thereafter, 10% of such proceeds will be distributed to the General Partner and the remaining 90% of such proceeds will be distributed 1% to the General Partner and 99% to the Limited Partners.

Depreciation

Depreciation is computed on an accelerated method over estimated useful lives of 10 to 25 years for buildings and improvements and 3 to 5 years for furnishings and equipment until such time as the expense is exceeded by depreciation as computed on the straight line method. Assets placed in service after 1987 are depreciated over estimated useful lives of 10-15 years for buildings and improvements and 5 years for furnishings and equipment using the straight-line method. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions from 6-20 years.

Note B - Organization and Significant Accounting Policies (continued)

Cash

The Partnership considers only unrestricted cash to be cash. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Investment Properties

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Loan Costs

Loan costs of $196,703 included in other assets are being amortized on a straight-line basis over the life of the loans. Accumulated amortization is $103,262 at December 31, 1995. The amortization expense is classified as interest expense.

Leases

The Partnership generally leases apartment units for twelve-month terms or less.


Tenant Security Deposits

The Partnership requires security deposits from all apartment lessees for the duration of the lease. Deposits are refunded when the tenant vacates the apartment if there has been no damage to the unit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to the 1994 balances to conform to the 1995 presentation.



Note B - Organization and Significant Accounting Policies (continued)

Fair Value

In 1995, the Partnership implemented Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

Note C   Mortgage Notes Payable

The principal terms of mortgage notes payable are as follows:



                            Principal     Monthly                           Principal
                            Balance At    Payment     Stated                 Balance
                           December 31,  Including   Interest   Maturity     Due At
 Property                      1995       Interest     Rate       Date      Maturity
 Bercado Shores
   1st mortgage            $ 4,136,792     $35,613      (1)    6/2000      $3,894,054
   2nd mortgage,
    (in default, Note E)     1,350,000       (2)      12.50%   6/1995(3)    1,350,000

 Brittany Point
   1st mortgage              9,367,887       (4)        (4)       (4)          (4)
   2nd mortgage              1,570,386       (2)      12.50%      (5)       1,570,386

      Totals               $16,425,065


(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 10.125% as of December 31, 1995.

(2)   Interest only payments.

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.

(4) The Brittany Point first mortgage was refinanced January 18, 1996, with the existing lender. The new debt amount is $9,800,000 with a stated interest rate of 7.875%. Payments will be interest only through December 31, 1996, after which payments will be amortized over 20 years with a maturity date of February 1, 2001. The principal balance at maturity will be $8,850,242.

(5) An agreement with AMIT was reached January 18, 1996 which extended the maturity date of the note from June 1, 1995 to December 31, 2000.


Note C - Mortgage Notes Payable (continued)

The carrying value of the Partnership's aggregate first mortgages approximates their estimated fair value.

The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgages and the note payable to an affiliate (Note E) as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable for this indebtedness.

The mortgage notes payable are secured by certain of the Partnership s investment properties and by pledge of revenues from the respective investment properties.

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows:

            1996                         $ 1,396,649
            1997                             243,249
            1998                             282,031
            1999                             305,894
            2000                           5,756,134
            Thereafter                     8,441,108

                                         $16,425,065

Note D - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, (2) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss:


Note D - Income Taxes (continued)

                                        1995               1994

 Net income (loss) as reported        $ 14,861        $(1,078,914)

 Add (deduct):
    Depreciation differences            45,484             59,708
    Unearned income                     39,789             12,001
    Other                              (40,258)            41,286

    Accruals and prepaids              (12,750)           (12,250)

 Federal taxable income (loss)        $ 47,126        $  (978,169)

 Federal taxable income (loss)
 per limited partnership unit         $   3.89        $    (80.80)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities:

       Net deficiency as reported                         $(12,547,640)
       Land and buildings                                    1,683,927
       Accumulated depreciation                               (593,947)
       Syndication and distribution costs                    1,318,471
       Other                                                   108,957
         Net deficiency - Federal tax basis               $(10,030,232)


Note E   Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the general partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates in 1995 and 1994:

                                                        1995              1994
       Property management fees                       $186,922          $181,961

      Reimbursement for services of affiliates          63,795            47,051

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $370,719 at December 31, 1995 and December 31, 1994, with monthly interest only payments at prime plus 0.75% (8.75% for 1995). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties covered by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $36,558 and $29,580 in 1995 and 1994, respectively, of which $91,088 was accrued at December 31, 1995.



Note E - Transactions with Affiliated Parties (continued)

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was $2,920,386 at December 31, 1995, of which $1,350,000 was in default at December 31, 1995 (See Notes A and C). Total interest expense related to this debt was $451,824 and $447,817 in 1995 and 1994, respectively. Accrued interest was $722,688 and $591,251 at December 31, 1995 and December 31, 1994, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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


Note F - Investment Properties and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership



                                                       Buildings       Cost
                                                      and Related   Capitalized
                                                       Personal      Subsequent
 Description              Encumbrances      Land       Property     Acquisition
 Investment Properties
 Bercado Shores           $ 5,486,792     $211,744    $ 4,048,256    $  456,571
 Brittany Point            10,938,273      331,326      7,931,674     1,094,931


        Totals             16,425,065     $543,070    $11,979,930    $1,551,502



                                             Gross Amount At Which Carried
                                                  At December 31, 1995
                                         Buildings
                                        And Related
                                          Personal                    Accumulated      Date of        Date     Useful
 Description                   Land       Property        Total      Depreciation   Construction    Acquired    Life
 Bercado Shores             $211,744    $ 4,504,827   $ 4,716,571     $3,108,243        1974        05/31/79    5-25

 Brittany Point              331,326      9,026,605     9,357,931      6,064,372        1977        12/31/79    5-25

         Totals             $543,070    $13,531,432   $14,074,502     $9,172,615


     The useful lives included above are for the buildings and related personal property. The depreciable lives for related personal property are for 5 to 7 years.

Note F - Investment Properties and Accumulated Depreciation (continued)


Reconciliation of  Investment Properties and Accumulated Depreciation:"

                                             Years Ended December 31,

                                                1995            1994

 Investment Properties
 Balance at beginning of year               $13,963,814     $13,781,290
    Property improvements                       141,101         195,545
    Write-offs due to replacements              (30,413)        (13,021)
 Balance at end of year                     $14,074,502     $13,963,814

 Accumulated Depreciation
 Balance at beginning of year               $ 8,609,492     $ 8,026,214
     Current year expense                       593,536         595,938

     Write-offs due to replacements             (30,413)        (12,660)
 Balance at end of year                     $ 9,172,615     $ 8,609,492


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1995 and 1994 was $15,758,429 and $15,481,608, respectively.
The accumulated depreciation for Federal income tax purposes at December 31, 1995 and 1994 was $9,766,562 and $9,218,511, respectively.


Note G - Limited Partnership Units

    In 1994, the number of Limited Partnership Units decreased by 15 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the end of the year.

Note H - Tax Recovery

The Partnership's ongoing property tax appeal of Bercado Shores' 1990, 1991 and 1992 property taxes was successfully completed in 1995 with the Partnership recognizing $801,939 of tax recovery income in the current year. The Partnership had paid property taxes for the 1990, 1991, and 1992 tax years but withheld payment of the 1993 taxes during the appeal. Upon completion of the appeal in 1995, the tax authority reimbursed the property for overpayments of the 1990, 1991, and 1992 taxes totalling $545,394, of which the tax authority applied $321,163 of the refund to pay the 1993 taxes. In addition, property tax accruals have been reduced by approximately $256,000 in the fourth quarter to reflect the newly assessed property value. The first mortgage was previously in default due to the nonpayment of the 1993 taxes. Since the property taxes are now current, the first mortgage is no longer in default.


Item 8. Changes in and Disagreements with Accountant on Accounting and Financial Disclosures

        None.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

    The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1995, their age and the nature of all positions with ARC presently held by them are as follows:

Name                                        Age          Position

Carroll D. Vinson                           55           President

Robert D. Long, Jr.                         28          Controller and Principal
                                                        Accounting Officer

William H. Jarrard, Jr.                     49          Vice President

John K. Lines                               36          Secretary

Kelley M. Buechler                          38          Assistant Secretary


  Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991. From 1986 to 1990, Mr. Vinson was President and a Director of U.S. Shelter Corporation, a real estate services company, which sold substantially all of its assets to Insignia in December 1990.

  Robert D. Long, Jr. is Controller and Principal Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates. He is a graduate of the University of Memphis.

  William H. Jarrard, Jr. is Managing Director - Partnership Administration of Insignia. During the five years prior to joining Insignia in 1991, he served in a similar capacity for U.S. Shelter.

  John K. Lines has been General Counsel of Insignia since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Oewen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

  Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter. Ms. Buechler is a graduate of the University of North Carolina.


Item 10. Executive Compensation

     None of the directors and officers of the General Partner received any remuneration from the Registrant.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     As of December 31, 1995, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

     The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except as follows: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partner an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partner's interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.


Item 12.  Certain Relationships and Related Transactions

     No transactions have occurred between the Partnership and any officer or director of ARC.

     During the years ended December 31, 1995 and December 31, 1994, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under Note E of the Partnerships' Financial Statements included under Item 7, which is hereby incorporated by reference.


Item 13.   Exhibits and Reports on Form 8-K

     (a) Exhibits:  see Exhibit Index contained herein.

     (b) No Reports on Form 8-K were filed during the fourth quarter of 1995.



                                   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     ANGELES PARTNERS VIII
                                     (A California Limited Partnership)
                                     (Registrant)


                                     By:   Angeles Realty Corporation



                                     By:   /s/Carroll D. Vinson
                                           Carroll D. Vinson
                                           President

                                     Date: March 7, 1996



   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.







/s/Carroll D. Vinson              President                       March 7, 1996
Carroll D. Vinson





/s/Robert D. Long, Jr.           Controller and Principal         March 7, 1996
Robert D. Long, Jr.              Accounting Officer








                                  Exhibit Index

      Exhibit

      3.1 Amended Certificate and Agreement of the Limited Partnership filed as exhibit 3.1 in Form 10K dated October 31, 1979 and is incorporated herein by reference.

      10.1 Property Management Agreement between the Partnership and Angeles Real Estate Management Company, filed as exhibit 10.1 in Form 10K dated October 31, 1980 and is incorporated herein by reference.

      10.2     First Trust Deed Mortgage - Bercado Shores, filed as an exhibit
               10.8 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.3     First Trust Deed Mortgage - Devonshire Apartments, filed as an exhibit 10.9 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.4 Promissory Note Secured by Mortgage and Other Security - Breckenridge, filed as an exhibit 10.10 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.5 Promissory Note Secured by Mortgage and Other Security - Devonshire, filed as an exhibit 10.11 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.6 Promissory Note Secured by Mortgage and Other Security - Brittany Point, filed as an exhibit 10.12 in Form 10-K dated March 28, 1991 and is incorporated herein by reference.

      10.7 Agreement to Purchase and Sale of Real Property between Angeles Partners VIII and New Plan Realty Trust, dated January 29, 1992 which was filed as exhibit I to the Trust's Form 8-K filed February 28, 1992 and is incorporated herein by reference.

      10.8 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference.

      10.9 Promissory Note Secured by Mortgage and Other Security dated January 18, 1996 - Brittany Point AP VIII, L.P.

      10.10 Mortgage, Assignment of Rents and Security Agreement dated January 18, 1996 - Brittany Point AP VIII, L.P.

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993.

      27       Financial Data Schedule