Form 10QSB
period 1996-03-31
ANGELES PARTNERS VIII
filed 1996-05-14
CIK 276779

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


                  For the quarterly period ended March 31, 1996


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

ITEM 1.  FINANCIAL STATEMENTS


a)                            ANGELES PARTNERS VIII
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)
                                 March 31, 1996

 Assets
    Cash:
      Unrestricted                                                  $    213
      Restricted--tenant security deposits                                54

   Accounts receivable                                                     5
   Escrows for taxes                                                     202
   Restricted escrows                                                    600
   Other assets                                                          259
   Investment properties:
      Land                                           $    543
      Buildings and related personal property          13,555
                                                       14,098
      Less accumulated depreciation                    (9,314)         4,784

                                                                    $  6,117

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                 $     31
   Tenant security deposits                                               54
   Accrued taxes                                                         448
   Accrued interest                                                      982
   Other liabilities                                                     121
   Note payable to affiliate                                             371
   Mortgage notes payable                                             16,846

 Partners' Deficit
   General partner                                   $   (162)
   Limited partners (11,985 units
     issued and outstanding)                          (12,574)       (12,736)

                                                                    $  6,117

           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS VIII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                          Three Months Ended
                                                                March 31,
                                                          1996           1995
 Revenues:
    Rental income                                       $   846       $   883
    Other income                                             47            52
      Total revenues                                        893           935

 Expenses:
    Operating                                               271           279
    General and administrative                               28            27
    Maintenance                                              88            74
    Depreciation                                            147           146
    Interest                                                446           468
    Property taxes                                          101           142
       Total expenses                                     1,081         1,136

    Net loss                                            $  (188)      $  (201)

 Net loss allocated to
    general partner (1%)                                $    (2)      $    (2)
 Net loss allocated to
     limited partners (99%)                                (186)         (199)

                                                        $  (188)         (201)
 Net loss per limited
     partnership unit                                   $(15.52)       (16.64)

           See Accompanying Notes to Consolidated Financial Statements


c)                            ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)

                    For the Three Months Ended March 31, 1996
                        (in thousands, except unit data)

                                    Limited
                                  Partnership       General       Limited
                                     Units          Partner      Partners       Total
 Original capital contributions     12,000          $  121      $  12,000     $  12,121

 Partners' deficit at
    December 31, 1995               11,985          $ (160)     $ (12,338)    $ (12,548)

 Net loss for the three months
    ended March 31, 1996                --              (2)          (186)         (188)

 Partners' deficit at
    March 31, 1996                  11,985          $ (162)     $ (12,574)     $ (12,736)

           See Accompanying Notes to Consolidated Financial Statements

d)                            ANGELES PARTNERS VIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)



                                                              Three Months Ended
                                                                   March 31,
                                                               1996          1995
 Cash flows from operating activities:
    Net loss                                                $  (188)     $  (201)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                             147          146
       Amortization of loan costs                                10           24
       Change in accounts:
        Restricted cash                                           1           (2)
        Accounts receivable                                       6            3
        Escrows for taxes                                      (140)         (38)
        Accounts payable                                         (8)        (198)
        Tenant security deposit liabilities                      (1)           2
        Accrued taxes                                           113          142
        Accrued interest                                        137          125
        Other liabilities                                        (8)         116

            Net cash provided by
                operating activities                             69          119

 Cash flows from investing activities:
    Deposits to restricted escrows                             (404)          --
    Property improvements and replacements                      (29)         (29)

            Net cash used in investing activities              (433)         (29)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (11)         (34)
    Repayment of mortgage notes payable                      (9,368)          --
    Proceeds from long-term borrowings                        9,800           --
    Loan costs paid                                            (174)          --

            Net cash provided by (used in)
               financing activities                             247          (34)

 Net (decrease) increase in cash                               (117)          56

 Cash at beginning of period                                    330          422

 Cash at end of period                                      $   213      $   478

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   299      $   320

           See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                 March 31, 1996

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners VIII, (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to fund capital expenditures and scheduled debt services. The second mortgage to AMIT in the amount of $1,350,000 secured by Bercado Shores Apartments, is in default due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") of approximately $1,570,000 secured by Brittany Point Apartments had been in default due to nonpayment of interest. This default also created a default in the Brittany Point first mortgage due to certain cross-default provisions in the first mortgage which matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender lowering the interest rate from 10.125% to 7.875%. A workout proposal with AMIT on Brittany Point was finalized during the first quarter of 1996. This workout extended the maturity date from June 1995 to December 2000.

The Partnership's first mortgage of approximately $4,126,000 secured by Bercado Shores Apartments was previously in default due to delinquent 1993 property taxes; however, during 1995 these taxes were paid and the first mortgage of Bercado Shores is no longer in default. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Consolidation

In order to facilitate the refinancing of the first mortgage indebtedness secured by Brittany Point in January 1996, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. The results of the lower-tier partnership's operations are included in the Partnership's financial statements with all intercompany transactions being eliminated.

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the general partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the general partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates in the first quarter of 1996 and 1995:

                                                        1996            1995
                                                            (in thousands)

     Property management fees                            $45             $46

     Reimbursement for services of affiliates             24              16



Note C - Transactions with Affiliated Parties (continued)

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included in the accompanying consolidated balance sheet as a note payable to affiliate, was approximately $371,000 at March 31, 1996, and March 31, 1995, with monthly interest only payments at prime plus 0.75% (9.00% at March 31, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $8,000 and $9,000 at March 31, 1996 and 1995, respectively. Interest of approximately $100,000 and $63,000 on this loan was accrued at March 31, 1996 and 1995, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at March 31, 1996, of which $1,350,000 was in default at March 31, 1996. Total interest expense related to this debt was approximately $128,000 and $116,000 at March 31, 1996, and March 31, 1995, respectively. Accrued interest related to this debt was approximately $851,000 and $707,000 at March 31, 1996, and March 31, 1995,
respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which

Note C - Transactions with Affiliated Parties (continued)

allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and certain partnership administration services to the Partnership, owns 63,200 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 1.5% of the total shares.

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

Note D - Tax Recovery

The Partnership's ongoing property tax appeal of Bercado Shores' 1990, 1991 and 1992 property taxes was successfully completed in 1995 with the Partnership recognizing approximately $802,000 of tax recovery income in 1995. The Partnership had paid property taxes for the 1990, 1991, and 1992 tax years but withheld payment of the 1993 taxes during the appeal. Upon completion of the appeal in 1995, the tax authority reimbursed the property for overpayments of the 1990, 1991, and 1992 taxes totalling approximately $545,000, of which the tax authority applied approximately $321,000 of the refund to pay the 1993 taxes. In addition, property tax accruals were reduced by approximately $256,000 in the fourth quarter of 1995 to reflect the newly assessed property values. The first mortgage was previously in default due to the nonpayment of the 1993 taxes. Since the property taxes are now current, the first mortgage is no longer in default.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                           Average Occupancy
                                           1996         1995

     Bercado Shores Apartments
          Mishawka, Indiana                 92%          94%

     Brittany Point Apartments
          Huntsville, Alabama               85%          90%


Occupancy at Brittany Point decreased due to fewer new jobs and continued layoffs in the Huntsville area. The area economy has remained stagnant due to military spending cuts.

The Partnership realized a net loss of approximately $188,000 for the three months ended March 31, 1996, compared to a net loss of approximately $201,000 for the three months ended March 31, 1995. The decrease in the net loss was due primarily to a decrease in interest and property tax expenses as discussed below.

Rental income decreased slightly as a result of occupancy decreases at both properties. Interest expense decreased due to Brittany Point refinancing its debt at a lower interest rate partially offset by an increase in default interest on the second mortgage debt at Bercado Shores. Property tax expense decreased as a result of successful tax appeals at both properties which reduced their assessed tax values. Maintenance expense increased due to overall increases in repairs at the properties in efforts to increase the curb appeal of the properties.

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

The Partnership's primary source of cash has been from property operations with such cash being utilized for the paydown of existing debt on the investment properties, capital expenditures and daily operational expenses. It is the Partnership's policy to commit capital resources for the continuing improvement and maintenance of its properties.

The Partnership held unrestricted cash of approximately $213,000 at March 31, 1996, compared to unrestricted cash of approximately $478,000 at March 31, 1995. Net cash provided by operating activities decreased for the three months ended March 31, 1996, primarily due to increased tax escrow deposits and the payment of delinquent taxes which were included in other liabilities in the prior year. Net cash used in investing activities increased due to the Partnership making deposits to restricted escrows required by the new Brittany Point first mortgage. Net cash provided by financing activities increased due to the refinancing of the Brittany Point first mortgage.

No distributions were made by the Partnership during the first quarter of 1996 or 1995.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,126,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner expects sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate refinancing.

The first mortgage indebtedness of approximately $9,368,000 secured by Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875% and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized during the first quarter of 1996 so that the second mortgage is no longer in default. The workout proposal with AMIT provides for the accrual of interest through January 31, 1997, after which cash flow payments will be made through June 30, 1997. Commencing July 1, 1997, interest payments will be made at the accrual rate of interest through the maturity of the note on December 31, 2000.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at March 31, 1996, and March 31, 1995, with monthly interest only payments at prime plus 0.75% (9.00% for March 31, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $8,000 and $9,000 at March 31, 1996 and 1995, respectively. Interest of approximately $100,000 and $63,000 on this loan was accrued at March 31, 1996 and 1995, respectively.

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

         a)  Exhibits:

             Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8-K:

             None.


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



                              ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                              By:   Angeles Realty Corporation
                                    General Partner



                              By:   /s/Carroll D. Vinson
                                    Carroll D. Vinson
                                    President



                              By:   /s/Robert D. Long, Jr.
                                    Robert D. Long, Jr.
                                    Vice President/CAO



                              Date: May 14, 1996