Form 10QSB
period 1996-06-30
ANGELES PARTNERS VIII
filed 1996-08-12
CIK 276779

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


                  For the quarterly period ended June 30, 1996


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

                        (in thousands, except unit data)
                                  June 30, 1996

 Assets
    Cash:
      Unrestricted                                                  $    165
      Restricted--tenant security deposits                                60

   Accounts receivable                                                     5
   Escrows for taxes                                                     161
   Restricted escrows                                                    183
   Other assets                                                          252
   Investment properties:
      Land                                           $    543
      Buildings and related personal property          14,096
                                                       14,639
      Less accumulated depreciation                    (9,463)         5,176

                                                                    $  6,002

 Liabilities and Partners' Deficit

 Liabilities
   Accounts payable                                                 $     28
   Tenant security deposits                                               59
   Accrued taxes                                                         467
   Accrued interest                                                    1,124
   Other liabilities                                                     164
   Note payable to affiliate                                             371
   Mortgage notes payable                                             16,834

 Partners' Deficit
   General partner                                   $   (165)
   Limited partners (11,985 units
     issued and outstanding)                          (12,880)       (13,045)

                                                                    $  6,002
           See Accompanying Notes to Consolidated Financial Statements

b)                            ANGELES PARTNERS VIII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended           Six Months Ended
                                           June 30,                    June 30,
                                      1996           1995         1996         1995
 Revenues:
    Rental income                   $   860        $   885      $ 1,706       $ 1,769
    Other income                         42             57           89           108
          Total revenues                902            942        1,795         1,877

 Expenses:
    Operating                           266            300          537           578
    General and administrative           52             28           80            55
    Maintenance                         102            103          190           177
    Depreciation                        149            147          296           294
    Interest                            443            467          889           935
    Property taxes                      199             90          300           232
          Total expenses              1,211          1,135        2,292         2,271

    Net loss                        $  (309)       $  (193)     $  (497)      $  (394)

 Net loss allocated to general
    partner (1%)                    $    (3)       $    (2)     $    (5)      $    (4)
 Net loss allocated to limited
    partners (99%)                     (306)          (191)        (492)         (390)

                                    $  (309)       $  (193)     $  (497)      $  (394)

 Net loss per limited
    partnership unit                $(25.53)       $(15.90)     $(41.05)      $(32.55)

            See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS VIII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)
                       For the Six Months Ended June 30, 1996
                          (in thousands, except unit data)

                                    Limited
                                  Partnership       General       Limited
                                     Units          Partner      Partners       Total
 Original capital contributions     12,000          $  121      $  12,000     $ 12,121

 Partners' deficit at
    December 31, 1995               11,985          $ (160)     $ (12,388)    $(12,548)

 Net loss for the six months
    ended June 30, 1996                 --              (5)          (492)        (497)

 Partners' deficit at
    June 30, 1996                   11,985          $ (165)     $ (12,880)    $(13,045)


              See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS VIII
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                               Six Months Ended
                                                                   June 30,
                                                               1996       1995
 Cash flows from operating activities:
    Net loss                                                $  (497)     $  (394)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation                                             296          294
       Amortization of loan costs                                24           41
       Change in accounts:
        Restricted cash                                          (5)          (1)
        Accounts receivable                                       6            2
        Escrows for taxes                                       (99)         (77)
        Other assets                                             (7)          --
        Accounts payable                                        (12)         (87)
        Tenant security deposit liabilities                       5           --
        Accrued taxes                                           132           87
        Accrued interest                                        278          255
        Other liabilities                                        35          (69)

            Net cash provided by
                operating activities                            156           51

 Cash flows from investing activities:
    Deposits to restricted escrows                             (404)         (98)
    Receipts from restricted escrows                            417           --
    Property improvements and replacements                     (570)         (57)

            Net cash used in investing activities              (557)        (155)

 Cash flows from financing activities:
    Payments on mortgage notes payable                          (22)         (68)
    Repayment of mortgage notes payable                      (9,368)          --
    Proceeds from long-term borrowings                        9,800           --
    Loan costs paid                                            (174)        (103)

            Net cash provided by (used in)
               financing activities                             236         (171)

 Net decrease in cash                                          (165)        (275)

 Cash at beginning of period                                    330          421

 Cash at end of period                                      $   165      $   146

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   587      $   639

            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1996

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners VIII, (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses, is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to fund capital expenditures and scheduled debt services. The second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 secured by Bercado Shores Apartments, is in default due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement.

The Partnership's second mortgage to AMIT of $1,570,000, secured by Brittany Point Apartments, had been in default due to nonpayment of interest. This default also created a default in the Brittany Point first mortgage due to certain cross-default provisions in the first mortgage which matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender lowering the interest rate from 10.125% to 7.875%. A workout proposal with AMIT on Brittany Point was finalized during the first quarter of 1996, thereby curing the Brittany Point default. This workout extended the maturity date from June 1995 to December 2000.

The Partnership's first mortgage of $4,114,000 secured by Bercado Shores Apartments was previously in default due to delinquent 1993 property taxes; however, during 1995 these taxes were paid and the first mortgage of Bercado Shores is no longer in default.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December
31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the general partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the general partner for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees of $89,000 and $93,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses. Reimbursements for services of affiliates of $56,000 and $32,000 were earned by the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively. At June 30, 1996, approximately $56,000 of the 1996 reimbursements were unpaid and are included in other liabilities. In addition, $15,000 of expense reimbursements related to construction oversight costs incurred in conjunction with the exterior rehabilitation of the Partnership's properties were paid to affiliates of the General Partner during 1996.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included in the accompanying consolidated balance sheet as a note payable to affiliate, was $371,000 at June 30, 1996, and June 30, 1995, with monthly interest only payments at prime plus 0.75% (9.00% at June 30, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $17,000 and $18,000 at June 30, 1996 and 1995, respectively. Interest of $108,000 and $72,000 on this loan was accrued at June 30, 1996 and 1995, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was $2,920,000 at June 30, 1996, of which $1,350,000 was in default at June 30, 1996. Total interest expense related to this debt was $262,000 and $237,000 at June 30, 1996, and June 30, 1995,
respectively. Accrued interest related to this debt was $984,000 and $828,000 at June 30, 1996 and June 30, 1995, respectively.

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

Note C - Transactions with Affiliated Parties (continued)

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

Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, resulting in MAE GP being able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT.

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

Note D - Tax Recovery

The Partnership's ongoing property tax appeal of Bercado Shores' 1990, 1991 and 1992 property taxes was successfully completed in 1995 with the Partnership recognizing $802,000 of tax recovery income in 1995. The Partnership had paid property taxes for the 1990, 1991 and 1992 tax years, but withheld payment of the 1993 taxes during the appeal. Upon completion of the appeal in 1995, the tax authority reimbursed the property for overpayments of the 1990, 1991 and 1992 taxes totalling $545,000, of which the tax authority applied $321,000 of the refund to pay the 1993 taxes.

In addition, property tax accruals were reduced by $256,000 in the fourth quarter of 1995 to reflect the newly assessed property values. The first mortgage was previously in default due to the nonpayment of the 1993 taxes. Since the property taxes are now current, the first mortgage is no longer in default.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:


                                           Average Occupancy
                                           1996         1995

     Bercado Shores Apartments
          Mishawka, Indiana                 93%          95%

     Brittany Point Apartments
          Huntsville, Alabama               86%          91%


Occupancy at Brittany Point decreased due to fewer new jobs and continued layoffs in the Huntsville area. The area economy has remained stagnant due to military spending cuts. However, the current occupancy is beginning to increase due in part to improvements made at the property.

The Partnership realized a net loss of $309,000 for the three months ended June 30, 1996, and $497,000 for the six months ended June 30, 1996, compared to a net loss of $193,000 for the three months ended June 30, 1995, and $394,000 for the six months ended June 30, 1995. For the three and six months ended June 30, 1996, the increased net loss was due primarily to a decrease in other income and an increase in general and administrative and property tax expenses as discussed below.

Other income decreased due primarily to a lower tenant turnover rate which resulted in lower lease cancellation and cleaning and damage fees in 1996. General and administrative expenses increased due primarily to increases in General Partner reimbursements resulting from higher administrative costs. Maintenance expense increased for the six months ended June 30, 1996, compared to the six months ended June 30, 1995, due to overall increases in repairs at the properties in efforts to increase the properties' curb appeal. Interest expense decreased due to Brittany Point refinancing its debt at a lower interest rate partially offset by an increase in the adjustable interest rate on the first mortgage debt and an increase in default interest on the second mortgage debt at Bercado Shores. Property tax expense increased due to increased tax assessments, which are currently under appeal, at Bercado Shores in 1996 and the reduction of the tax assessments in 1995 as discussed in "Note D" in the Notes to Consolidated Financial Statements in "Item 1".

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

The Partnership held unrestricted cash of $165,000 at June 30, 1996, compared to unrestricted cash of $146,000 at June 30, 1995. Net cash provided by operating activities increased for the six months ended June 30, 1996, primarily due to decreased interest payments on the Brittany Point first mortgage, as discussed below, and due to the accrual during 1996 of General Partner reimbursements which were paid in 1995. Net cash used in investing activities increased primarily due to the increased capital expenditure activity largely due to an exterior rehabilitation project at Brittany Point, including vinyl siding and roof repairs. Net cash provided by financing activities increased due to the refinancing of the Brittany Point first mortgage.

No distributions were made by the Partnership during the first six months of 1996 or 1995.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of $4,114,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate refinancing.

The first mortgage indebtedness of $9,368,000 secured by Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875% and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized during the first quarter of 1996 so that the second mortgage is no longer in default. The workout proposal with AMIT provides for the accrual of interest through January 31, 1997, after which cash flow payments will be made through June 30, 1997. Commencing July 1, 1997, interest payments will be made at the accrual rate of interest through the maturity of the note on December 31, 2000.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $371,000 at June 30, 1996, and June 30, 1995, with monthly interest only payments at prime plus 0.75% (9.00% for June 30, 1996).
Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was $17,000 and $18,000 at June 30, 1996 and 1995, respectively. Interest of $108,000 and $72,000 on this loan was accrued at June 30, 1996 and 1995, respectively.

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

Simultaneously with the execution of the option, MAE GP executed an irrevocable proxy in favor of AMIT, resulting in MAE GP being able to vote the Class B shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP granted to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B shares instructing such trustees to vote said Class B shares in accordance with the vote of the majority of the Class A shares voting to be determined without consideration of the votes of "Excess Class A Shares" as defined in Section
6.13 of the Declaration of Trust of AMIT.


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



                              Date: August 12, 1996