Form 10QSB
period 1996-09-30
ANGELES PARTNERS VIII
filed 1996-11-07
CIK 276779

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


              For the quarterly period ended September 30, 1996


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

                       (in thousands, except unit data)
                              September 30, 1996


Assets
  Cash:
     Unrestricted                                                  $    109
     Restricted--tenant security deposits                                61

  Accounts receivable                                                     6
  Escrows for taxes                                                     288
  Other assets                                                          239
  Investment properties:
     Land                                         $    543
     Buildings and related personal property        14,371
                                                    14,914
     Less accumulated depreciation                  (9,605)           5,309

                                                                   $  6,012
Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     24
  Tenant security deposits                                               61
  Accrued taxes                                                         588
  Accrued interest                                                    1,269
  Other liabilities                                                     210
  Note payable to affiliate                                             371
  Mortgage notes payable                                             16,821

Partners' Deficit
  General partner                                 $   (168)
  Limited partners (11,985 units
    issued and outstanding)                        (13,164)         (13,332)

                                                                   $  6,012

          See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS VIII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)

                                     Three Months Ended         Nine Months Ended
                                        September 30,             September 30,
                                     1996           1995        1996         1995
Revenues:
  Rental income                   $   884         $   892    $ 2,590       $ 2,661
  Other income                         40              56        129           164
  Tax recovery (Note D)                --             802         --           802
       Total revenues                 924           1,750      2,719         3,627
Expenses:
  Operating                           284             297        821           876
  General and administrative           43              32        123            87
  Maintenance                         153              89        343           266
  Depreciation                        170             150        466           443
  Interest                            440             459      1,329         1,394
  Property taxes                      121             116        421           348
       Total expenses               1,211           1,143      3,503         3,414

  Net income (loss)               $  (287)        $   607    $  (784)      $   213

Net income (loss) allocated
  to general partner              $    (3)        $     6    $    (8)      $     2
Net income (loss) allocated
  to limited partners                (284)            601       (776)          211
                                  $  (287)        $   607    $  (784)      $   213

Net income (loss) per limited
  partnership unit                $(23.70)        $ 50.18    $(64.75)      $ 17.63

          See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS VIII

               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                    For the Nine Months Ended September 30, 1996
                          (in thousands, except unit data)

                                   Limited
                                 Partnership     General      Limited
                                    Units        Partner      Partners     Total
Original capital contributions      12,000        $  121      $ 12,000   $ 12,121

Partners' deficit at
  December 31, 1995                 11,985        $ (160)     $(12,388)  $(12,548)

Net loss for the nine months
  ended September 30, 1996              --            (8)         (776)      (784)

Partners' deficit at
  September 30, 1996                11,985        $ (168)     $(13,164)  $(13,332)

          See Accompanying Notes to Consolidated Financial Statements


d)                             ANGELES PARTNERS VIII

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                           (in thousands, except unit data)

                                                          Nine Months Ended
                                                             September 30,
                                                             1996     1995

Cash flows from operating activities:
    Net income (loss)                                     $  (784)  $  213
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
      Depreciation                                            466      443
      Amortization of loan costs                               38       46
      Loss on disposition of investment property               15       --

      Change in accounts:
         Restricted cash                                       (6)      --
         Accounts receivable                                    5       (2)
         Tax refund receivable                                 --     (224)
         Escrows for taxes                                   (226)    (115)
         Other assets                                          (7)      --
         Accounts payable                                     (16)     (81)
         Tenant security deposit liabilities                    7       (2)
         Accrued taxes                                        253     (374)
         Accrued interest                                     423      390
         Other liabilities                                     81      (51)

            Net cash provided by
                operating activities                          249      243

Cash flows from investing activities:
    Deposits to restricted escrows                           (404)    (196)
    Receipts from restricted escrows                          600       --
    Property improvements and replacements                   (888)    (116)

            Net cash used in investing activities            (692)    (312)

Cash flows from financing activities:
    Payments on mortgage notes payable                        (36)    (104)
    Repayment of mortgage notes payable                    (9,368)      --
    Proceeds from long-term borrowings                      9,800       --
    Loan costs paid                                          (174)      (5)

            Net cash provided by (used in)
              financing activities                            222     (109)

Net decrease in cash                                         (221)    (178)

Cash at beginning of period                                   330      422

Cash at end of period                                     $   109   $  244

Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   868   $  958

          See Accompanying Notes to Consolidated Financial Statements


  e)                          ANGELES PARTNERS VIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                 September 30, 1996

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

  The Partnership's second mortgage to AMIT of approximately $1,570,000, secured by Brittany Point Apartments, had been in default due to nonpayment of interest. This default also created a default in the Brittany Point first mortgage due to certain cross-default provisions in the first mortgage which matured in June 1995. This first mortgage was refinanced on January 18, 1996 with the existing lender, lowering the interest rate from 10.125% to 7.875%. A workout proposal with AMIT on Brittany Point was finalized during the first quarter of 1996, thereby curing the Brittany Point default. This workout extended the maturity date from June 1995 to December 2000.

  The Partnership's first mortgage of approximately $4,101,000 secured by Bercado Shores Apartments was previously in default due to delinquent 1993 property taxes; however, during 1995 these taxes were paid and the first mortgage of Bercado Shores is no longer in default.

  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

  NOTE B - BASIS OF PRESENTATION

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
  Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Angeles Realty Corporation (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.

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

  NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

  The Partnership has no employees and is dependent on the general partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the general partner for services and for reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees of approximately $135,000 and $140,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses. Approximately $100,000 and $47,000 in reimbursements for services of affiliates of the General Partner were expensed by the Partnership for the nine months ended September 30, 1996 and 1995, respectively. At September 30, 1996, approximately $85,000 of the 1996 reimbursements were unpaid and are included in other liabilities. Of the 1996 reimbursements of $100,000, approximately $15,000 of expense reimbursements related to construction oversight costs incurred in conjunction with the exterior rehabilitation of the Partnership's properties were paid to affiliates of the General Partner during 1996.

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

  In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total
  indebtedness, which is included in     the accompanying consolidated
  balance sheet as a note payable to affiliate, was $371,000 at September 30, 1996, and September 30, 1995, with monthly interest only payments at prime plus 0.75% (9.00% at September 30, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $25,000 and $27,000 at September 30, 1996 and 1995, respectively. Interest of approximately $116,000 and $81,000 on this loan was accrued at September 30, 1996 and 1995, respectively. AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at September 30, 1996, of which $1,350,000 was in default at September 30, 1996. Total interest expense related to this debt was approximately $400,000 and $363,000 at September 30, 1996, and September 30, 1995, respectively. Accrued interest related to this debt was approximately $1,123,000 and $955,000 at September 30, 1996 and September 30, 1995, respectively.

  NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES (CONTINUED)

  MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., whose affiliates provide property management and certain partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                           Average Occupancy
                                            1996        1995
    Bercado Shores Apartments
        Mishawka, Indiana                    93%         95%
    Brittany Point Apartments
        Huntsville, Alabama                  87%         90%


Occupancy at Brittany Point decreased due to continued job layoffs in the Huntsville area. The area economy has remained stagnant due to military spending cuts. However, current occupancy is beginning to increase due in part to improvements made at the property.

The Partnership realized a net loss of $287,000 for the three months ended September 30, 1996, and $784,000 for the nine months ended September 30, 1996, compared to net income of $607,000 for the three months ended September 30, 1995, and $213,000 for the nine months ended September 30, 1995. For the three and nine months ended September 30, 1996, the increased net loss was due primarily to the tax recovery recognized in 1995, as a result of the settlement of the tax appeal for the 1990, 1991, and 1992 property taxes for Bercado Shores as discussed in "Note D" in the Notes to Consolidated Financial Statements in "Item 1".

Other income decreased due primarily to a lower tenant turnover rate which resulted in lower lease cancellation and cleaning and damage fees in 1996. General and administrative expenses increased due primarily to increases in reimbursements to the general partner and its affiliates. Maintenance expense increased due to overall increases in repairs at the properties in efforts to increase the properties' curb appeal. Property tax expense increased due to increased tax assessments (which are currently under appeal) at Bercado Shores in 1996 and the reduction of the tax assessments in 1995 as discussed in "Note D" in the Notes to Consolidated Financial Statements in "Item 1".

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

The Partnership held unrestricted cash of $109,000 at September 30, 1996, compared to unrestricted cash of approximately $244,000 at September 30, 1995. Net cash provided by operating activities increased for the nine months ended September 30, 1996, primarily due to decreased interest payments on the Brittany Point first mortgage, as discussed below, and due to the payment of prior years accrued taxes in 1995, partially offset by the tax recovery income received in 1995 as discussed in "Note D" in the "Notes to Consolidated Financial Statements" in "Item 1". Net cash used in investing activities increased as a result of increased capital expenditure activity largely due to an exterior rehabilitation project at Brittany Point, including vinyl siding and roof replacements. Net cash provided by financing activities increased due to the refinancing of the Brittany Point first mortgage.

No distributions were made by the Partnership during the first nine months of 1996 or 1995.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,101,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate a refinancing.

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership, which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. The working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was $371,000 at September 30, 1996, and September 30, 1995, with monthly interest-only payments at prime plus 0.75% (9.00% for September 30, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. Total interest expense for this loan was approximately $25,000 and $27,000 at September 30, 1996 and 1995, respectively. Interest of approximately $116,000 and $81,000 on this loan was accrued at September 30, 1996 and 1995, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1.2% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 37% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.2% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 annual meeting in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT.
MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., whose affiliates provide property management and certain partnership administration services to the Partnership, currently owns 87,700 Class A Shares of AMIT. These Class A Shares entitle LAC to vote approximately 2% of the total shares. The number of Class A Shares of AMIT owned by LAC increased from 63,200 shares on September 30, 1996, to 87,700 shares as of October 22, 1996. The voting percentage also increased from 1.5% to 2% over the same time period.

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



                           Date: November 7, 1996