Form 10KSB
period 1996-12-31
ANGELES PARTNERS VIII
filed 1997-03-24
CIK 276779

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                 FORM 10-KSB
(Mark One)

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the fiscal year ended December 31, 1996

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from              to

                        Commission file number 0-9136

                            ANGELES PARTNERS VIII

        California                                     95-3264317
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
  Greenville, South Carolina                             29602
(Address of principal executive offices)               (Zip Code)

                 Issuer's telephone number   (864)  239-1000

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

    Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.X

    State issuer's revenues for its most recent fiscal year: $ 3,643,000

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Market value information for Registrant's Partnership Interests is not available. Should a trading market develop for these Interests, it is management's belief that such trading would not exceed $25 million.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                    Date of
Property            Purchase       Type of Ownership       Use
Bercado Shores      05/31/79              100%           Apartment - 234 units
Brittany Point      12/31/79              100%           Apartment - 431 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)

                      Gross
                    Carrying      Accumulated    Useful                Federal
Property              Value      Depreciation     Life      Method    Tax Basis

Bercado Shores      $ 4,833         $3,300      3-25 yrs      S/L      $ 1,836
Brittany Point       10,122          6,463      3-25 yrs      S/L        4,523
                    $14,955         $9,763                             $ 6,359

See "Note B" of the financial statements included in "Item 7" for a description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)

                    Principal                                             Principal
                   Balance At       Stated                                 Balance
                   December 31,    Interest     Period      Maturity        Due at
Property              1996           Rate      Amortized     Date         Maturity
Bercado Shores
 1st mortgage       $ 4,088           (1)      30 yrs        6/2000         $3,902
 2nd mortgage
 (in default)         1,350          12.50%      (2)         6/1995(3)       1,350

Brittany Point
 1st mortgage         9,800          7.875%    20 yrs        2/2001          8,850
 2nd mortgage         1,570          12.50%      (2)        12/2000          1,570

    Total           $16,808

(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 8.625% as of December 31, 1996.

(2) Interest only payments.

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                                 Average Annual                  Average
                                  Rental Rates                  Occupancy
Property                        1996          1995          1996         1995

Bercado Shores              $6,230/unit   $6,062/unit       92%           95%
Brittany Point               5,635/unit    5,869/unit       89%           90%


As noted under "Item 1., Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes. The General Partner believes that all of the properties are adequately insured. The multi-family residential tenants' lease terms are for one year or less. No individual residential tenant leases 10% or more of the available rental space.

Real estate taxes and rates in 1996 for each property were:
(dollar amounts in thousands)


                                      1996          1996
                                    Billing         Rate

Bercado Shores                       $377*         14.37%
Brittany Point                        127           5.80%


* Represent an estimate for the 1996 taxes and rate. Actual billings have not been received as of the date of this filing.

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

                                   PART II


ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 12,000 Limited Partnership Units during its offering period ended September 13, 1979, and currently has 1,329 Limited Partners of record. During the year ended December 31, 1996, the number of Partnership units decreased by 130 due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

The Partnership realized a net loss of approximately $1,023,000 for the year ended December 31, 1996, compared to net income of approximately $15,000 for the year ended December 31, 1995. The increase in net loss was primarily the result of the Partnership recognizing non-recurring, tax recovery income for Bercado Shores, as discussed in "Note H" in the Notes to Consolidated Financial Statements in "Item 7", of approximately $802,000 in 1995.

Other income decreased due primarily to reduced lease cancellation fees and a reduction in the number of corporate units. General and administrative expenses increased due to increases in reimbursements to the general partner and its affiliates due primarily to increased administrative costs. Although the expenses have been accrued by the Partnership, the General Partner has deferred collection of approximately $111,000 of the 1996 expense reimbursements. Maintenance expense increased due to major landscaping performed at the Brittany Point Apartments as well as various other repairs at both properties to improve the curb appeal at the Partnership's properties. Property tax expense increased due to increased tax assessments (which are currently under appeal) at Bercado Shores in 1996, and the reduction of the 1995 tax assessment as discussed in "Note H" in the Notes to Consolidated Financial Statements in "Item 7".

Included in maintenance expenses is approximately $100,000 of major repairs and maintenance comprised primarily of major landscaping, exterior painting and exterior building improvements for the year ended December 31, 1996.

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

At December 31, 1996, the Partnership had unrestricted cash of approximately $193,000 compared to approximately $330,000 at December 31, 1995. Net cash provided by operating activities was comparable to 1995 levels. Net cash used in investing activities increased as a result of increased capital expenditure activity largely due to the exterior rehabilitation project at Brittany Point, including vinyl siding and roof replacements. Net cash provided by financing activities increased due to the refinancing of the Brittany Point first mortgage.

No distributions were made by the Partnership during 1996 or 1995.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,088,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by Bercado Shores, has been in default since March 1993 due to nonpayment of interest and maturity in June of 1995. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. Should the lender initiate foreclosure proceedings, the General Partner will attempt to negotiate refinancing or an extension of the debt.

First mortgage indebtedness of approximately $9,368,000 for Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875%, and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control over and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized subsequent to December 31, 1995, so that the second mortgage is no longer in default. The workout proposal with AMIT provides for the accrual of interest through January 31, 1997, after which cash flow payments will be made through June 30, 1997. Commencing July 1, 1997, interest payments will be made at the accrual rate of interest through the maturity of the note on December 31, 2000.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at December 31, 1996 and December 31, 1995, with monthly interest only payments at prime plus .75% (9.0% for 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $33,000 and $37,000 in 1996 and 1995, respectively. Total accrued interest for this loan at December 31, 1996 was $125,000.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1996 and 1995 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc., which provides property management and partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT at December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged in and continues to engage in, discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

ITEM 7.     FINANCIAL STATEMENTS


ANGELES PARTNERS VIII

LIST OF FINANCIAL STATEMENTS


Report of Independent Auditors

Consolidated Balance Sheet - December 31, 1996

Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

Consolidated Statements of Changes in Partner's Deficit - Years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows - Years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements




              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VIII


We have audited the accompanying consolidated balance sheet of Angeles Partners VIII as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners VIII as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners VIII will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on certain indebtedness and does not generate sufficient cash flows to meet current operating requirements. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 7, 1997

                              ANGELES PARTNERS VIII
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1996
                        (in thousands, except unit data)

Assets
 Cash:
 Unrestricted                                                      $    193
 Restricted--tenant security deposits                                    62
Accounts receivable                                                       6
Escrows for taxes                                                        98
Other assets (Note B)                                                   228
Investment properties: (Notes C and F)
 Land                                               $    543
 Buildings and related personal property              14,412
                                                      14,955
 Less accumulated depreciation                        (9,763)         5,192

                                                                   $  5,779


Liabilities and Partners' Deficit
Liabilities
 Accounts payable                                                  $     63
 Tenant security deposits                                                62
 Accrued taxes                                                          410
 Accrued interest                                                     1,485
 Other liabilities                                                      151
 Note payable to an affiliate (Note E)                                  371
 Mortgage notes payable, $1,350 in default                           16,808
      (Notes A, C, and E)

Partners' Deficit
  General partner                                    $   (170)
  Limited partners (11,855 units
    issued and outstanding)                           (13,401)      (13,571)

                                                                   $  5,779

        See Accompanying Notes to Consolidated Financial Statements


                         ANGELES PARTNERS VIII

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except unit data)

                                                           Years Ended December 31,
                                                             1996           1995
Revenues:
Rental income                                              $ 3,472        $ 3,533
Other income                                                   171            207
Tax recovery (Note H)                                           --            802
   Total revenues                                            3,643          4,542

Expenses:
Operating                                                    1,102          1,178
General and administrative                                     162            113
Maintenance                                                    451            369
Depreciation                                                   624            594
Interest                                                     1,777          1,850
Property taxes                                                 550            423
   Total expenses                                            4,666          4,527

Net (loss) income (Note D)                                 $(1,023)       $    15

Net (loss) income allocated to general partner (1%)        $   (10)       $    --
Net (loss) income allocated to limited partners(99%)        (1,013)            15

                                                           $(1,023)       $    15

Net (loss) income per limited partnership unit             $(84.52)       $  1.23

        See Accompanying Notes to Consolidated Financial Statements

                            ANGELES PARTNERS VIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                      (in thousands, except unit data)

                                   Limited
                                 Partnership     General        Limited
                                     Units       Partner        Partners         Total
Original capital contributions     12,000        $  121        $ 12,000        $ 12,121

Partners' deficit at
  December 31, 1994                11,985        $ (160)       $(12,403)       $(12,563)

Net income for the year ended
December 31, 1995                      --            --              15              15

Partners' deficit at
  December 31, 1995                11,985          (160)        (12,388)        (12,548)

Net loss for the year ended
  December 31, 1996                    --           (10)         (1,013)         (1,023)

Abandonment of limited
  partnership units (Note G)         (130)           --              --              --

Partners' deficit at
  December 31, 1996                11,855        $ (170)       $(13,401)       $(13,571)

        See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)

                                                          Years Ended December 31,
                                                            1996             1995
Cash flows from operating activities:
  Net (loss) income                                        $(1,023)        $    15
  Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
    Depreciation                                               624             594
    Amortization of loan costs                                  52              50
    Loss on disposal of property                                15              --
    Change in accounts:
      Restricted cash                                           (7)              1
      Accounts receivable                                        5              (1)
      Escrows for taxes                                        (36)            (36)
      Other assets                                             (10)             --
      Accounts payable                                          23             (78)
      Tenant security deposits                                   8              (4)
      Accrued taxes                                             75            (673)
      Accrued interest                                         639             493
      Other liabilities                                         22              29

         Net cash provided by operating activities             387             390

Cash flows from investing activities:
  Property improvements and replacements                      (929)           (141)
  Deposits to restricted escrows                              (404)           (196)
  Withdrawals from restricted escrows                          600              --

         Net cash used in investing activities                (733)           (337)

Cash flows from financing activities:
  Payments on mortgage notes payable                           (49)           (134)
  Repayment of mortgage notes payable                       (9,368)             --
  Proceeds from long-term borrowings                         9,800              --
  Loan costs                                                  (174)            (10)

         Net cash provided by (used in)
           financing activities                                209            (144)

Net decrease in cash                                          (137)            (91)
Cash at beginning of year                                      330             421
Cash at end of year                                        $   193         $   330

Supplemental disclosure of cash flow information:
  Cash paid for interest                                   $ 1,085         $ 1,307

           See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS VIII


SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITY

Accrued Interest

Mortgage notes payable were increased by approximately $320,000 at December 31, 1995, in connection with the capitalization of accrued interest on the second mortgage of Brittany Point Apartments.


                               ANGELES PARTNERS VIII

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  December 31, 1996


NOTE A - GOING CONCERN

The accompanying financial statements have been prepared assuming Angeles Partners VIII (the "Partnership" or "Registrant") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, it is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to meet current debt-service requirements.

The Partnership incurred an operating loss of $1,023,000 for the year ended December 31, 1996, and the General Partner expects this trend to continue. The Partnership realized net cash provided by operations of $387,000; however, interest of $639,000 was accrued during 1996 on the note payable to an affiliate and the second mortgages securing the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and maturity in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Since the default in March of 1993, AMIT has not indicated its intent to pursue its available remedies under the mortgage agreement; however, this property remains subject to foreclosure under the terms of the second mortgage agreement. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however there can be no assurances that the Partnership's negotiations will prove successful.

The Partnership's note payable and accrued interest of approximately $496,000 due to Angeles Acceptance Pool, L.P. ("AAP") matures in November of 1997. The Partnership is currently in negotiations with the lender to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at December 31, 1996, and cash flow generated during 1997.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.


NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Angeles Partners VIII is a California limited partnership organized on August 7, 1978, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). As of December 31, 1996, the Partnership operates residential properties in Mishawaka, Indiana, and Huntsville, Alabama.

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

PRINCIPLES OF CONSOLIDATION

In order to facilitate the refinancing of the first mortgage indebtedness secured by Brittany Point in 1996, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership effectively owns a 99.99% limited partnership interest. The financial statements include all of the accounts of the Partnership and its majority owned partnership. All significant interpartnership balances have been eliminated.

DEPRECIATION

Depreciation is computed on an accelerated method over estimated useful lives of 10 to 25 years for buildings and improvements and 3 to 5 years for furnishings and equipment until such time as the expense is exceeded by depreciation as computed on the straight line method. Assets placed in service after 1987 are depreciated over estimated useful lives of 10 to 15 years for buildings and improvements and 5 years for furnishings and equipment using the straight-line method. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions from 6-20 years.

CASH AND CASH EQUIVALENTS

UNRESTRICTED CASH Unrestricted cash includes all highly liquid investments with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

RESTRICTED CASH - TENANT SECURITY DEPOSITS The Partnership requires security deposits from all lessees for the duration of the lease and such deposits are considered restricted cash. Deposits are refunded when the tenant vacates the apartment, provided the tenant has not damaged it space and is current on its rental payments.

INVESTMENT PROPERTIES

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

LOAN COSTS

Loan costs of approximately $370,000 included in other assets are being amortized on a straight-line basis over the life of the loans. Accumulated amortization is approximately $155,000 at December 31, 1996. The amortization expense is classified as interest expense.

ADVERTISING COSTS

Advertising costs of approximately $56,000 and $67,000 in 1996 and 1995, respectively, are charged to expense as they are incurred and are included in operating expenses.

LEASES

The Partnership generally leases apartment units for twelve-month terms or less.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 balances to conform to the 1996 presentation.

FAIR VALUE

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership. The carrying amounts of variable-rate mortgages approximate fair value due to frequent re-pricing.

NOTE C - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):

                            Principal      Monthly                        Principal
                            Balance At     Payment    Stated               Balance
                           December 31,   Including  Interest   Maturity    Due At
  Property                     1996        Interest    Rate       Date    Maturity
  Bercado Shores
   1st mortgage             $ 4,088       $ 34          (1)     6/2000      $3,902
   2nd mortgage,
   (in default)               1,350        (2)        12.50%    6/1995(3)    1,350

  Brittany Point
   1st mortgage               9,800        (4)        7.875%    2/2001       8,850
   2nd mortgage               1,570        (2)        12.50%   12/2000       1,570

      Totals                $16,808


(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 8.625% as of December 31, 1996.

(2) Interest only payments.

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.

(4) The Brittany Point first mortgage was refinanced in January of 1996, with the existing lender. Payments of approximately $64,000 are interest-only through February 1997, after which principal and interest payments of approximately $81,000 will be amortized over 20 years.

The estimated fair value of the Partnership's aggregate debt excluding the second mortgages, noted below, approximates the carrying value of approximately $13,888,000. This estimate represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership might pay in actual market transactions.

The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgages and the note payable to an affiliate as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable for this indebtedness.

The mortgage notes payable are secured by certain of the Partnership-s investment properties and by pledge of revenues from the respective investment properties.

On January 18, 1996, the Partnership refinanced the first mortgage encumbering Brittany Point. The total mortgage indebtedness refinanced was $9,453,000, of which $9,368,000 represented principal. The new indebtedness carries a stated interest rate of 7.875% with interest-only payments until February 1997, at which time the payments will increase in order to amortize the indebtedness. The principal is to be amortized over 20 years, with a balloon payment due in February, 2001. The Partnership capitalized loan costs of $184,000 related to the refinancing.

Scheduled principal payments of mortgage notes payable subsequent to December 31 are as follows (in thousands):


            1997                                 $ 1,598
            1998                                     287
            1999                                     311
            2000                                   5,738
            2001                                   8,874
                                                 $16,808

NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net (loss) income as reported and Federal taxable (loss) income result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, and (2) change in rental income received in advance.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except unit data):

                                         1996               1995

Net (loss) income as reported        $ (1,023)            $   15
Add (deduct):
   Depreciation differences                62                 45
   Unearned income                        (70)                40
   Other                                   10                (40)
   Accruals and prepaids                   14                (13)

Federal taxable (loss) income        $ (1,007)            $   47

Federal taxable (loss) income
  per limited partnership unit       $ (84.09)            $ 3.89


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

     Net deficiency as reported                          $(13,571)
     Land and buildings                                     1,732
     Accumulated depreciation                                (565)
     Syndication and distribution costs                     1,318
     Other                                                     48
      Net deficiency - Federal tax basis                 $(11,038)

NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the general partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. Property management fees of approximately $181,000 and $187,000 were paid to affiliates of the General Partner for 1996 and 1995, respectively. These fees are included in operating expenses. Approximately $150,000 and $64,000 in reimbursements for services of affiliates of the General Partner were expensed by the Partnership for 1996 and 1995, respectively. At December 31, 1996, approximately $111,000 of the 1996 reimbursements were unpaid and are included in other liabilities. Of the 1996 reimbursements of $150,000, approximately $38,000 of expense reimbursements related to construction oversight costs incurred in conjunction with the exterior rehabilitation of the Partnership's properties were paid to affiliates of the General Partner during 1996.

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at December 31, 1996 and December 31, 1995, with monthly interest only payments at prime plus 0.75% (9.0% at December 31, 1996). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties covered by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP, to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $33,000 and $37,000 in 1996 and 1995, respectively, of which approximately $125,000 was accrued at December 31, 1996.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at December 31, 1996, of which $1,350,000 was in default at December 31, 1996 (See "Notes A and C"). Total interest expense related to this debt was approximately $545,000 and $452,000 in 1996 and 1995, respectively, of which approximately $1,267,000 was accrued at December 31, 1996.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares. These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares which allows MAE GP to vote approximately 39% of the total shares (unless and until converted to Class A Shares at which time the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1996 and 1995 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted, and continues to decline to exert, any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future.
In addition, Liquidity Assistance, LLC, ("LAC"), an affiliate of the General Partner and an affiliate of Insignia, whose affiliates provide property management and certain partnership administration services to the Partnership, owns 126,500 Class A Shares of AMIT as of December 31, 1996. As of February 1, 1997, the number of shares owned by LAC decreased to 96,800. These Class A Shares entitle LAC to vote approximately 2.2% of the total shares. In addition, Insignia has engaged in and continues to engage in, discussions with AMIT regarding various potential business combinations with affiliates of Insignia.

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

NOTE F - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                           Initial Cost
                                           To Partnership

                                                     Buildings         Cost
                                                    and Related    Capitalized
                                                     Personal     Subsequent to
Description              Encumbrances     Land       Property      Acquisition
(in thousands)

Bercado Shores             $ 5,438        $212        $ 4,048        $  573
Brittany Point              11,370         331          7,932         1,859

      Totals               $16,808        $543        $11,980        $2,432


                    Gross Amount At Which Carried
                        At December 31, 1996
                             Buildings
                            And Related
                              Personal            Accumulated     Date of        Date      Useful
Description            Land   Property   Total    Depreciation  Construction   Acquired     Life
(amounts in thousands)
Bercado Shores        $ 212   $ 4,621   $ 4,833      $3,300         1974       05/31/79     5-25

Brittany Point          331     9,791    10,122       6,463         1977
                                                                               12/31/79     5-25
     Totals           $ 543   $14,412   $14,955      $9,763

   The useful lives included above are for the buildings and related personal property. The depreciable lives for related personal property are for 5 to 7 years.

Reconciliation of "Investment Properties and Accumulated Depreciation"(in thousands):

                                                Years Ended December 31,
                                                  1996             1995

 Investment Properties
 Balance at beginning of year                   $14,075          $13,964
    Property improvements                           929              141
    Write-offs due to replacements                  (49)             (30)
 Balance at end of year                         $14,955          $14,075

 Accumulated Depreciation
 Balance at beginning of year                   $ 9,173          $ 8,609
   Current year expense                             624              594
   Write-offs due to replacements                   (34)             (30)
 Balance at end of year                         $ 9,763          $ 9,173

The net book value of the write-offs in 1996 of approximately $15,000 is included in operating expenses on the accompanying statement of operations.

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1996 and 1995, was approximately $16,687,000 and $15,758,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1996 and 1995, was approximately $10,328,000 and $9,767,000, respectively.

NOTE G - LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 130 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for the year. The loss per limited partnership unit in the accompanying statements of operations is calculated based on the number of units outstanding at the beginning of the year.

NOTE H - TAX RECOVERY

The Partnership's ongoing property tax appeal of Bercado Shores' 1990, 1991 and 1992 property taxes was successfully completed in 1995 with the Partnership recognizing $802,000 of tax recovery income in 1995. The Partnership had paid property taxes for the 1990, 1991, and 1992 tax years but withheld payment of the 1993 taxes during the appeal. Upon completion of the appeal in 1995, the tax authority reimbursed the property for overpayments of the 1990, 1991, and 1992 taxes totalling $545,000, of which the tax authority applied $321,000 of the refund to pay the 1993 taxes. In addition, property tax accruals were reduced by approximately $256,000 in 1995 to reflect the newly assessed property value.

ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.


                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation ("ARC"), the Partnership's General Partner as of December 31, 1996, their ages and the nature of all positions with ARC presently held by them are as follows:

Name                               Age      Position

Carroll D. Vinson                   56      President

Robert D. Long, Jr.                 29      Vice President and Chief

William H. Jarrard, Jr.             50      Vice President

John K. Lines, Esq.                 37      Vice President and Secretary

Kelley M. Buechler                  39      Assistant Secretary


Carroll D. Vinson has been President of Metropolitan Asset Enhancement, L.P., and subsidiaries since August of 1994. Prior to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director-President during 1991.

Robert D. Long, Jr. is Vice President and Chief Accounting Officer. Prior to joining Metropolitan Asset Enhancement, L.P., and subsidiaries, he was an auditor for the State of Tennessee and was associated with the accounting firm of Harshman Lewis and Associates.

William H. Jarrard, Jr. has been Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

John K. Lines, Esq. has been General Counsel of Insignia since June 1994 and General Counsel and Secretary since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an Associate Attorney with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler is Assistant Secretary of Insignia. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.


ITEM 10. EXECUTIVE COMPENSATION

None of the directors and officers of the General Partner received any remuneration from the Registrant.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant.

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

During the years ended December 31, 1996 and December 31, 1995, the transactions that occurred between the Partnership and ARC and affiliates of ARC pursuant to the terms of the Agreement are disclosed under "Note E" of the Notes to Consolidated Financial Statements included under "Item 7", which is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        See Exhibit Index contained herein for listing of exhibits.

    (b) Reports on Form 8-K filed during the fourth quarter of 1996:

        None.



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

                             Date:  March 21, 1997



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Carroll D. Vinson              President
Carroll D. Vinson


/s/Robert D. Long, Jr.           Vice President/CAO
Robert D. Long, Jr.



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