Form 10QSB
period 1997-03-31
ANGELES PARTNERS VIII
filed 1997-05-08
CIK 276779

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


                For the quarterly period ended March 31, 1997


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

                       (in thousands, except unit data)
                                March 31, 1997




Assets
  Cash:
     Unrestricted                                                  $    320
     Restricted--tenant security deposits                                65

  Accounts receivable                                                     7
  Escrows for taxes                                                     180
  Other assets                                                          218
  Investment properties:
     Land                                           $    543
     Buildings and related personal property          14,449
                                                      14,992
     Less accumulated depreciation                    (9,927)         5,065

                                                                   $  5,855
Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     58
  Tenant security deposits                                               66
  Accrued taxes                                                         542
  Accrued interest                                                    1,644
  Other liabilities                                                     182
  Note payable to affiliate                                             371
  Mortgage notes payable                                             16,778

Partners' Deficit
  General partner                                   $   (172)
  Limited partners (11,855 units
    issued and outstanding)                          (13,614)       (13,786)

                                                                   $  5,855

          See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS VIII

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
Revenues:
  Rental income                                        $   890         $   846
  Other income                                              39              47
       Total revenues                                      929             893
Expenses:
  Operating                                                252             271
  General and administrative                                30              28
  Maintenance                                              114              88
  Depreciation                                             163             147
  Interest                                                 453             446
  Property taxes                                           132             101
       Total expenses                                    1,144           1,081

  Net loss                                             $  (215)        $  (188)

Net loss allocated to general
  partner (1%)                                         $    (2)        $    (2)
Net loss allocated to limited
  partners (99%)                                          (213)           (186)
                                                       $  (215)        $  (188)
Net loss per limited
  partnership unit                                     $(17.97)        $(15.52)

            See Accompanying Notes to Consolidated Financial Statements


c)                             ANGELES PARTNERS VIII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                     For the Three Months Ended March 31, 1997
                          (in thousands, except unit data)



                                Limited
                              Partnership   General    Limited
                                 Units      Partner    Partners     Total

Original capital contributions   12,000     $  121    $  12,000  $  12,121

Partners' deficit at
  December 31, 1996              11,855     $ (170)   $ (13,401) $ (13,571)

Net loss for the three months
  ended March 31, 1997               --         (2)        (213)      (215)

Partners' deficit at
   March 31, 1997                11,855     $ (172)   $ (13,614) $ (13,786)


            See Accompanying Notes to Consolidated Financial Statements



d)                             ANGELES PARTNERS VIII
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)


                                                         Three Months Ended
                                                              March 31,
                                                          1997       1996

Cash flows from operating activities:
  Net loss                                              $  (215)  $  (188)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                             163       147
   Amortization of loan costs                                14        10
   Change in accounts:
      Restricted cash                                        (3)        1
      Accounts receivable                                    (1)        6
      Escrows for taxes                                     (81)     (140)
      Other assets                                           (4)       --
      Accounts payable                                       (5)       (8)
      Tenant security deposit liabilities                     4        (1)
      Accrued taxes                                         132       113
      Accrued interest                                      158       137
      Other liabilities                                      32        (8)

          Net cash provided by
              operating activities                          194         69

Cash flows from investing activities:
  Deposits to restricted escrows                             --      (404)
  Property improvements and replacements                    (37)      (29)

          Net cash used in investing activities             (37)      (433)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (30)       (11)
  Repayment of mortgage notes payable                        --     (9,368)
  Proceeds from long-term borrowings                         --      9,800
  Loan costs paid                                            --       (174)

          Net cash (used in) provided by
             financing activities                           (30)       247

Net increase (decrease) in cash                             127       (117)

Cash at beginning of period                                 193        330

Cash at end of period                                   $   320    $   213

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   281    $   299


            See Accompanying Notes to Consolidated Financial Statements

                               ANGELES PARTNERS VIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

                                   March 31, 1997

Note A - Going Concern

The accompanying financial statements have been prepared assuming Angeles Partners VIII (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from poor liquidity. In addition, the Partnership is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to meet current debt-service requirements on its subordinated debt.

The Partnership incurred an operating loss of $215,000 for the three months ended March 31, 1997, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership generated net cash from operations of $194,000; however, interest expense of $158,000 was accrued during the three months ended March 31, 1997 on the note payable to an affiliate and the second mortgages securing the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Since the default in March of 1993, AMIT has not indicated its intent to pursue its available remedies under the mortgage agreement; however, this property remains subject to foreclosure under the terms of the second mortgage agreement. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however there can be no assurances that the Partnership's negotiations will prove successful.

The Partnership's note payable and accrued interest of approximately $504,000 due to Angeles Acceptance Pool, L.P. ("AAP") matures in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at March 31, 1997, and cash flow generated during 1997.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

Note B - Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

Note C - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates in the three months ended March 31, 1997 and 1996, respectively:

                                                 1997            1996
                                                    (in thousands)
  Property management fees                        $47            $ 45
  Reimbursement for services of affiliates         29              24


Included in the reimbursement for services of affiliates for the three months ended March 31, 1997 and 1996 were approximately $4,000 and $2,000, respectively of construction oversight costs incurred in conjunction with the exterior rehabilitation of the Partnership's properties.

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included in the accompanying consolidated balance sheet as a note payable to affiliate, was approximately $371,000 at March 31, 1997, and March 31, 1996, with monthly interest only payments at prime plus 0.75% (9.25% at March 31, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP, to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $8,000 at March 31, 1997 and 1996. Interest of approximately $133,000 and $100,000 on this loan was accrued at March 31, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at March 31, 1997, of which $1,350,000, secured by Bercado Shores, was in default at March 31, 1997. Total interest expense related to this debt was approximately $150,000 and $128,000 at March 31, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,417,000 and $851,000 at March 31, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1997 and 1996:

                                            Average Occupancy
                                            1997        1996
    Bercado Shores Apartments
        Mishawka, Indiana                    87%         92%
    Brittany Point Apartments
        Huntsville, Alabama                  93%         85%

Occupancy at Bercado Shores decreased due to the property suffering from deferred maintenance resulting from the Partnership's liquidity problems and increased competition in the Mishawka market. Occupancy at Brittany Point increased due to a stronger job market in the Huntsville area and due to major rehabilitation projects at the property from funds set aside in the 1996 refinancing.

The Partnership realized a net loss of approximately $215,000 for the three months ended March 31, 1997, compared to a net loss of approximately $188,000 for the three months ended March 31, 1996. The increase in the net loss was due primarily to increased maintenance expense as discussed below.

Rental income increased as a result of market rent increases at both of the Partnership's properties and an increase in occupancy at Brittany Point. The impact of these rental rate increases was partially negated by the occupancy decrease at Bercado Shores. Maintenance expense increased due to increased gutter and pool repairs at Brittany Point. Depreciation expense increased due to extensive rehabilitation projects resulting in increased fixed asset additions at Brittany also. Property tax expense increased due to increased tax assessments at both of the Partnership's properties. The tax assessments at Bercado Shores are currently under appeal.

Included in maintenance expense is approximately $41,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs for the three months ended March 31, 1997. For the three months ended March 31, 1996, approximately $12,000 of major repairs and maintenance comprised primarily of major landscaping improvements are included in maintenance expense.

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

The Partnership's primary source of cash has been from property operations with such cash being utilized for the paydown of existing debt on the investment properties, capital expenditures and daily operational expenses. It is the Partnership's policy to commit capital resources as available for the continuing improvement and maintenance of its properties.

The Partnership held unrestricted cash of approximately $320,000 at March 31, 1997, compared to unrestricted cash of approximately $213,000 at March 31, 1996. Net cash provided by operating activities increased for the three months ended March 31, 1997, primarily due to decreased deposits to tax escrows and the increased rental revenues noted above. Net cash used in investing activities decreased as a result of decreased deposits to restricted escrows which were required by the refinancing in 1996. Net cash provided by financing activities decreased due to the absence refinancing activity in the three months ended March 31, 1997.

No distributions were made by the Partnership during the first quarter of 1997 or 1996 nor are any anticipated in the near-term.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,074,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however there can be no assurance that the Partnership's negotiations will prove successful.

The first mortgage indebtedness of approximately $9,368,000 secured by Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875% and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership effectively owns a 99.99% limited partner interest. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control over and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized during the first quarter of 1996 so that the second mortgage is no longer in default. The workout proposal with AMIT provides for the accrual of interest through February 28, 1997, after which cash flow payments will be made through June 30, 1997. Commencing July 1, 1997, interest payments will be made at the accrual rate of interest through the maturity of the note on December 31, 2000.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at March 31, 1997, and March 31, 1996, with monthly interest only payments at prime plus 0.75% (9.25% for March 31, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP to extend the maturity of settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $8,000 at March 31, 1997 and 1996. Interest of approximately $133,000 and $100,000 on this loan was accrued at March 31, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at March 31, 1997, of which $1,350,000, secured by Bercado Shores, was in default at March 31, 1997. Total interest expense related to this debt was approximately $150,000 and $128,000 at March 31, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,417,000 and $851,000 at March 31, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertable, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT. These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Insignia Properties, L.P. ("IPLP"), an affiliate of the General Partner and an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at March 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full, but in no event prior to November 9, 1997. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP executed an irrevocable proxy in favor of AMIT, the result of which is that MAE GP is permitted to vote the Class B Shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. On those matters, MAE GP is obligated to deliver to the AMIT trustees, in their capacity as trustees of AMIT, proxies with regard to the Class B Shares instructing such trustees to vote said Class B Shares in accordance with the vote of the majority of the Class A Shares voting to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of the Declaration of Trust of AMIT).

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). It is anticipated that the resulting combined entity would be owned approximately 82% by Insignia and its affiliates and 18% by the pre-combination AMIT shareholders (including MAE GP and IPLP). The proposed transaction is contingent upon, among other things, satisfactory review of the business, operations, properties and assets of AMIT and IPT, the negotiation and execution of definitive agreements and the approval of the proposed transaction by the trustees and shareholders of each of AMIT and IPT.

                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a)  Exhibits:

            Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b)  Reports on Form 8-K:

            None.


                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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



                         Date: May 8, 1997