Form 10QSB
period 1997-06-30
ANGELES PARTNERS VIII
filed 1997-08-06
CIK 276779

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


                            UNITED STATES
                      Securities and Exchange Commission
                           Washington, D.C.  20549


                                 FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the transition period.........to.........

                        Commission file number 0-9136


                            ANGELES PARTNERS VIII
      (Exact name of small business issuer as specified in its charter)


         California                                           95-3264317
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

  One Insignia Financial Plaza
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                  (Issuer's telephone number) (864) 239-1000



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

                        (in thousands, except unit data)
                                 June 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                                   $    290
     Restricted--tenant security deposits                                 71

  Accounts receivable                                                     10
  Escrows for taxes                                                       96
  Other assets                                                           238
  Investment properties:
     Land                                        $    543
     Buildings and related personal property       14,519
                                                   15,062
     Less accumulated depreciation                (10,093)             4,969

                                                                    $  5,674

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                  $     25
  Tenant security deposits                                                72
  Accrued taxes                                                          485
  Accrued interest                                                     1,779
  Other liabilities                                                      200
  Note payable to affiliate                                              371
  Mortgage notes payable                                              16,713
Partners' Deficit
  General partner                                $   (174)
  Limited partners (11,855 units                  (13,797)           (13,971)
    issued and outstanding)
                                                                    $  5,674

             See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Three Months Ended    Six Months Ended
                                      June 30,             June 30,
                                  1997       1996       1997      1996
Revenues:
  Rental income                 $   926    $   860    $ 1,816   $ 1,706
  Interest income                     1          1          2         3
  Other income                       54         41         92        86
       Total revenues               981        902      1,910     1,795
Expenses:
  Operating                         258        266        510       537
  General and administrative         35         52         65        80
  Maintenance                       114        102        228       190
  Depreciation                      167        149        330       296
  Interest                          460        443        913       889
  Property taxes                    132        199        264       300
       Total expenses             1,166      1,211      2,310     2,292

  Net loss                      $  (185)   $  (309)   $  (400)  $  (497)
Net loss allocated to general
  partner (1%)                  $    (2)   $    (3)   $    (4)  $    (5)
Net loss allocated to limited      (183)      (306)      (396)     (492)
  partners (99%)                $  (185)   $  (309)   $  (400)  $  (497)

Net loss per limited
  partnership unit              $(15.43)   $(25.53)   $(33.40)  $(41.05)

             See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS VIII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                       For the Six Months Ended June 30, 1997
                          (in thousands, except unit data)



                                 Limited
                               Partnership   General     Limited
                                  Units      Partner    Partners     Total

Original capital contributions   12,000      $  121     $ 12,000   $ 12,121

Partners' deficit at
  December 31, 1996              11,855      $ (170)    $(13,401)  $(13,571)

Net loss for the six months
  ended June 30, 1997                --          (4)        (396)      (400)

Partners' deficit at
  June 30, 1997                  11,855      $ (174)    $(13,797)  $(13,971)

             See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS VIII
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                        Six Months Ended
                                                            June 30,
                                                         1997       1996

Cash flows from operating activities:
    Net loss                                         $   (400)   $   (497)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                        330         296
      Amortization of loan costs                           28          24
      Change in accounts:
         Restricted cash                                   (9)         (5)
         Accounts receivable                               (4)          6
         Escrows for taxes                                  2         (99)
         Other assets                                     (38)         (7)
         Accounts payable                                 (38)        (12)
         Tenant security deposit liabilities               10           5
         Accrued taxes                                     75         132
         Accrued interest                                 294         278
         Other liabilities                                 49          35

            Net cash provided by
                operating activities                      299         156

Cash flows from investing activities:
    Deposits to restricted escrows                         --        (404)
    Receipts from restricted escrows                       --         417
    Property improvements and replacements               (107)       (570)

            Net cash used in investing
                activities                               (107)       (557)

Cash flows from financing activities:
    Payments on mortgage notes payable                    (95)        (22)
    Repayment of mortgage notes payable                    --      (9,368)
    Proceeds from long-term borrowings                     --       9,800

    Loan costs paid                                        --        (174)

            Net cash (used in) provided by
               financing activities                       (95)        236

Net increase (decrease) in cash and cash equivalents       97        (165)

Cash and cash equivalents at beginning of period          193         330

Cash and cash equivalents at end of period           $    290    $    165

Supplemental disclosure of cash flow information:
    Cash paid for interest                           $    593    $    587

          See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1997


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

The Partnership incurred an operating loss of approximately $400,000 for the six months ended June 30, 1997, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership generated net cash from operations of approximately $299,000; however, interest expense of approximately $294,000 was accrued during the six months ended June 30, 1997 on the note payable to an affiliate and the second mortgages securing the Partnership's investment properties.

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

The Partnership's note payable and accrued interest of approximately $512,000 due to Angeles Acceptance Pool, L.P. ("AAP") matures in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at June 30, 1997, and cash flow generated during 1997.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates in the six months ended June 30, 1997 and 1996, respectively:

                                                1997            1996
                                                    (in thousands)
  Property management fees                       $ 94            $ 89
  Reimbursement for services of affiliates         46              56


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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included in the accompanying consolidated balance sheet as a note payable to affiliate, was approximately $371,000 at June 30, 1997, and June 30, 1996, with monthly interest only payments at prime plus 0.75% (9.25% at June 30, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP, to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $17,000 at June 30, 1997 and 1996. Interest of approximately $142,000 and $108,000 on this loan was accrued at June 30, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at June 30, 1997, of which $1,350,000, secured by Bercado Shores, was in default at June 30, 1997. Total interest expense related to this debt was approximately $306,000 and $262,000 at June 30, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,543,000 and $984,000 at June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, L.L.C., an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE G.P. entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                     Average Occupancy
                                                    1997           1996
Bercado Shores Apartments
  Mishawka, Indiana                                  90%            93%
Brittany Point Apartments
  Huntsville, Alabama                                94%            86%

Occupancy at Brittany Point increased due to a stronger job market in the Huntsville area and due to major rehabilitation projects at the property from funds set aside in the 1996 refinancing.

The Partnership realized a net loss of approximately $185,000 and approximately $400,000 for the three and six month periods ended June 30, 1997, compared to a net loss of approximately $309,000 and approximately $497,000 for the three and six month periods ended June 30, 1996. For the three and six month periods ended June 30, 1997, net loss decreased primarily as a result of an increase in rental income and decreases in general and administrative expense as discussed below.

Rental income increased as a result of rental rate increases at both of the Partnership's properties and an increase in occupancy at Brittany Point. The impact of these rental rate increases was partially negated by the occupancy decrease at Bercado Shores. General and administrative expense decreased due to decreases in reimbursements for services of affiliates and audit fees. These items are partially offset by increases in maintenance and depreciation expenses. Maintenance expense increased due to increased gutter and swimming pool repairs at Brittany Point. Depreciation expense increased due to an extensive rehabilitation project completed in 1996 which resulted in increased fixed asset additions at Brittany Point.

Included in maintenance expense is approximately $56,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs for the six months ended June 30, 1997. For the six months ended June 30, 1996, approximately $30,000 of major repairs and maintenance comprised primarily of major landscaping, swimming pool repairs and exterior building improvements are included in maintenance expense.

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

The Partnership held unrestricted cash of approximately $290,000 at June 30, 1997, compared to unrestricted cash of approximately $165,000 at June 30, 1996. Net cash provided by operating activities increased for the six months ended June 30, 1997, primarily due to a decrease in escrows for taxes and an increase in accrued interest. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements. Net cash used in financing activities increased due to the absence of refinancing activities in the six months ended June 30, 1997.

No distributions were made by the Partnership during the first six months of 1997 or 1996.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,060,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however, there can be no assurance that the Partnership's negotiations will prove successful.

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

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at June 30, 1997, and June 30, 1996, with monthly interest only payments at prime plus 0.75% (9.25% for June 30, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $17,000 at June 30, 1997 and 1996. Interest of $142,000 and $108,000 on this loan was accrued at June 30, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at June 30, 1997, of which $1,350,000, secured by Bercado Shores, was in default at June 30, 1997. Total interest expense related to this debt was approximately $306,000 and $262,000 at June 30, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,543,000 and $984,000 at June 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at June 30, 1997. These Class A Shares represent approximately 2.2% of the voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, through the closing date of the merger. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 55% and 2.4%, respectively, of post-merger IPT when this transaction is consummated.

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



                                 Date: August 6, 1997