Form 10QSB
period 1997-09-30
ANGELES PARTNERS VIII
filed 1997-11-12
CIK 276779

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


              For the quarterly period ended September 30, 1997


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


                                 (864) 239-1000
                          (Issuer's telephone number)


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

                        (in thousands, except unit data)
                               September 30, 1997


Assets
  Cash and cash equivalents:
     Unrestricted                                              $    455
     Restricted--tenant security deposits                            75
  Accounts receivable                                                13
  Escrows for taxes                                                 199
  Other assets                                                      208
  Investment properties:
     Land                                       $    543
     Buildings and related personal property      14,582
                                                  15,125
     Less accumulated depreciation               (10,262)         4,863

                                                               $  5,813

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                             $     87
  Tenant security deposit liabilities                                75
  Accrued taxes                                                     617
  Accrued interest                                                1,895
  Other liabilities                                                 231
  Note payable to affiliate                                         371
  Mortgage notes payable, $1,350 in default                      16,647
Partners' Deficit
  General partner                               $   (175)
  Limited partners (12,000 units                 (13,935)       (14,110)
    issued and 11,855 units outstanding)
                                                               $  5,813

             See Accompanying Notes to Consolidated Financial Statements

b)                             ANGELES PARTNERS VIII

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended      Nine Months Ended
                                   September 30,           September 30,
                                  1997       1996        1997        1996
Revenues:
  Rental income               $   931      $   884     $ 2,747     $ 2,590
  Other income                     61           40         155         129
       Total revenues             992          924       2,902       2,719
Expenses:
  Operating                       276          284         786         821
  General and administrative       38           43         103         123
  Maintenance                     116          153         344         343
  Depreciation                    169          170         499         466
  Interest                        465          440       1,378       1,329
  Property taxes                   67          121         331         421
       Total expenses           1,131        1,211       3,441       3,503

  Net loss                    $  (139)     $  (287)    $  (539)    $  (784)
Net loss allocated to general
  partner (1%)                $    (1)     $    (3)    $    (5)    $    (8)
Net loss allocated to limited
  partners (99%)                 (138)        (284)       (534)       (776)
                              $  (139)     $  (287)    $  (539)    $  (784)
Net loss per limited
  partnership unit            $(11.64)     $(23.70)    $(45.04)    $(64.75)

             See Accompanying Notes to Consolidated Financial Statements

c)                             ANGELES PARTNERS VIII
               CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                    (Unaudited)

                    For the Nine Months Ended September 30, 1997
                          (in thousands, except unit data)



                                Limited
                              Partnership  General    Limited
                                 Units     Partner   Partners     Total

Original capital contributions 12,000       $  121   $ 12,000    $ 12,121

Partners' deficit at
  December 31, 1996            11,855       $ (170)  $(13,401)   $(13,571)

Net loss for the nine months
  ended September 30, 1997         --           (5)      (534)       (539)

Partners' deficit at
  September 30, 1997           11,855       $ (175)  $(13,935)   $(14,110)

             See Accompanying Notes to Consolidated Financial Statements

d)                             ANGELES PARTNERS VIII
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                          (in thousands, except unit data)


                                                         Nine Months Ended
                                                           September 30,
                                                        1997         1996
Cash flows from operating activities:
    Net loss                                        $   (539)    $   (784)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
      Depreciation                                       499          466
      Amortization of loan costs                          42           38
      Loss on disposition of investment property          --           15
      Change in accounts:
         Restricted cash                                 (13)          (6)
         Accounts receivable                              (7)           5
         Escrows for taxes                              (101)        (226)
         Other assets                                    (22)          (7)
         Accounts payable                                (41)         (16)
         Tenant security deposit liabilities              13            7
         Accrued taxes                                   207          253
         Accrued interest                                410          423
         Other liabilities                                80           81

            Net cash provided by
                operating activities                     528          249

Cash flows from investing activities:
    Deposits to restricted escrows                        --         (404)
    Receipts from restricted escrows                      --          600
    Property improvements and replacements              (170)        (888)
    Receipt of insurance proceeds                         65           --

            Net cash used in investing
                activities                              (105)        (692)

Cash flows from financing activities:
    Payments on mortgage notes payable                  (161)         (36)
    Repayment of mortgage notes payable                   --       (9,368)
    Proceeds from long-term borrowings                    --        9,800
    Loan costs paid                                       --         (174)

            Net cash (used in) provided by
               financing activities                     (161)         222

Net increase (decrease) in cash and cash equivalents     262         (221)

Cash and cash equivalents at beginning of period         193          330

Cash and cash equivalents at end of period          $    455     $    109

Supplemental disclosure of cash flow information:
    Cash paid for interest                          $    927     $    868

Supplemental disclosure of non-cash activity:
    Accrual of cost associated with the
    receipt of insurance proceeds                   $     65     $     --


          See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1997


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

The Partnership incurred an operating loss of approximately $539,000 for the nine months ended September 30, 1997, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership generated net cash from operations of approximately $528,000; however, interest expense of approximately $409,000 was accrued during the nine months ended September 30, 1997 on the note payable to an affiliate and the second mortgages securing the Partnership's investment properties.

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

The Partnership's note payable and accrued interest of approximately $521,000 due to Angeles Acceptance Pool, L.P. ("AAP") matures in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at September 30, 1997, and cash flow generated during 1997.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Partnership have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and affiliates in the nine months ended September 30, 1997 and 1996, respectively:

                                                           1997          1996
                                                              (in thousands)
  Property management fees                                  $144          $135
  Reimbursement for services of affiliates
  (including $6,600 and $14,655 of reimbursements
  for construction oversight costs)                           82            99

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation is not significant.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included in the accompanying consolidated balance sheet as a note payable to affiliate, was approximately $371,000 at September 30, 1997, and September 30, 1996, with monthly interest only payments at prime plus 0.75% (9.25% at September 30, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP, to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $26,000 at September 30, 1997 and $25,000 at September 30, 1996. Interest of approximately $150,000 and $116,000 on this loan was accrued at September 30, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at September 30, 1997, of which $1,350,000, secured by Bercado Shores, was in default at September 30, 1997. Total interest expense related to this debt was approximately $466,000 and $400,000 at September 30, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,651,000 and $1,123,000 at September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, L.L.C., an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE G.P. entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                   Average Occupancy
                                                  1997           1996
Bercado Shores Apartments
  Mishawka, Indiana                                92%            93%
Brittany Point Apartments
  Huntsville, Alabama                              94%            87%


Occupancy at Brittany Point increased due to a stronger job market in the Huntsville area and due to major rehabilitation projects at the property from funds set aside in the 1996 refinancing.

The Partnership realized net losses of approximately $139,000 and approximately $539,000 for the three and nine month periods ended September 30, 1997, compared to net losses of approximately $287,000 and approximately $784,000 for the three and nine month periods ended September 30, 1996. For the three and nine month periods ended September 30, 1997, net loss decreased primarily as a result of an increase in total revenues and a decrease in property tax expense as discussed below.

Rental income increased as a result of rental rate increases at both of the Partnership's properties and an increase in occupancy at Brittany Point. The impact of these rental rate increases was partially negated by the occupancy decrease at Bercado Shores. Other income increased due to increases in lease cancellation fees at Brittany Point. Property taxes decreased due to the receipt of approximately $65,000 for a property tax appeal on Bercado Shores for 1995 and 1996 and a related reduction in the 1997 taxes as a result of the prior year appeal.

Included in maintenance expense is approximately $56,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs for the nine months ended September 30, 1997. For the nine months ended September 30, 1996, approximately $88,000 of major repairs and maintenance comprised primarily of major landscaping, swimming pool repairs, exterior painting and exterior building improvements are included in maintenance expense.

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

The Partnership held unrestricted cash of approximately $455,000 at September 30, 1997, compared to unrestricted cash of approximately $109,000 at September 30, 1996. Net cash provided by operating activities increased for the nine months ended September 30, 1997, primarily due to a decrease in escrows for taxes and a decrease in the net loss, as discussed above. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements. Net cash used in financing activities increased due to the absence of refinancing activities in the nine months ended September 30, 1997.

No distributions were made by the Partnership during the first nine months of 1997 or 1996.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The Partnership's first mortgage in the amount of approximately $4,047,000 secured by Bercado Shores Apartments was previously in default due to nonpayment of 1993 property taxes. The property is now current on payment of property taxes and the first mortgage is no longer in default. However, the second mortgage to AMIT in the amount of $1,350,000, secured by the Bercado Shores Apartments, has been in default since March 1993 due to nonpayment of interest. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however, there can be no assurance that the Partnership's negotiations will prove successful.

The first mortgage indebtedness of approximately $9,368,000 secured by Brittany Point matured in June 1995. This first mortgage was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875% and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership effectively owns a 99.99% limited partner interest. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized during the first quarter of 1996 so that the second mortgage is no longer in default. The workout proposal with AMIT provided for the accrual of interest through February 28, 1997, after which cash flow payments were to be made through June 30, 1997. Commencing
July 1, 1997, interest payments were to be made at the accrual rate of interest through the maturity of the note on December 31, 2000.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at September 30, 1997, and September 30, 1996, with monthly interest only payments at prime plus 0.75% (9.25% for September 30, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $26,000 and $25,000 at September 30, 1997 and 1996. Interest of approximately $150,000 and $116,000 on this loan was accrued at September 30, 1997 and 1996, respectively.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at September 30, 1997, of which $1,350,000, secured by Bercado Shores, was in default at September 30, 1997. Total interest expense related to this debt was approximately $466,000 and $400,000 at September 30, 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,651,000 and $1,123,000 at September 30, 1997 and 1996, respectively.

MAE GP Corporation ("MAE GP"), an affiliate of the General Partner, owns 1,675,113 Class B Shares of AMIT. MAE GP has the option to convert these Class B Shares, in whole or in part, into Class A Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle MAE GP to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). These Class B Shares also entitle MAE GP to vote on the same basis as Class A Shares, providing MAE GP with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by the shares held by MAE GP would approximate 1.3% of the vote). Between the date of acquisition of these shares (November 24, 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. MAE GP has not exerted and continues to decline to exert any management control over or participate in the management of AMIT. Subject to the terms of the proxy described below, MAE GP may choose to vote these shares as it deems appropriate in the future. In addition, Liquidity Assistance, LLC, an affiliate of Insignia Financial Group, Inc. ("Insignia"), which provides property management and partnership administration services to the Partnership, owns 96,800 Class A Shares of AMIT at September 30, 1997. These Class A Shares represent approximately 2.2% of the voting power of AMIT.

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

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and Insignia Properties Trust, an entity owned 98% by Insignia and its affiliates ("IPT"). On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 common shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997, and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia (and its affiliates) and MAE GP (and its affiliates) would own approximately 53.1% and 2.3%, respectively, of post-merger IPT when this transaction is consummated.

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


                                 Date: November 12, 1997