Form 10KSB
period 1997-12-31
ANGELES PARTNERS VIII
filed 1998-03-26
CIK 276779

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)
                  (As last amended by 34-31905, eff. 4/26/93)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
    OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [No Fee Required]

                 For the transition period from              to

                         Commission file number 0-9136

                             ANGELES PARTNERS VIII
                (Name of small business issuer and its charter)

          California                                         95-3264317
(State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                          Identification No.)

                  One Insignia Financial Plaza, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                (864)  239-1000
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.  Yes  X   No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

    State issuer's revenues for its most recent fiscal year: $3,883,000

    State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: Market value information for Registrant's partnership interests is not available. Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed $25,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE



                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS


Angeles Partners VIII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act pursuant to a Certificate and Agreement of Limited Partnership (hereinafter referred to as the "Agreement") dated August 7, 1978. The general partner of the Partnership is Angeles Realty Corporation (the "General Partner" or "ARC"), a California corporation, which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

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

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected affiliates of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, these affiliates provide all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

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

ITEM 2. DESCRIPTION OF PROPERTIES

The following table sets forth the Registrant's investments in properties:

                    Date of
Property            Purchase   Type of Ownership                 Use

Bercado Shores      05/31/79   Fee ownership,           Apartment - 234 units
                               subject to a first
                               and second mortgage
Brittany Point      12/31/79   Fee ownership,           Apartment - 431 units
                               subject to a first
                               and second mortgage
SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                   Gross
                  Carrying   Accumulated    Useful               Federal
Property           Value    Depreciation     Life     Method    Tax Basis

Bercado Shores     $ 4,912   $ 3,503       5-25 yrs    S/L      $ 1,755
Brittany Point      10,354     6,932       5-25 yrs    S/L        4,356
                   $15,266   $10,435                            $ 6,111

See "Note B" of the financial statements included in "Item 7" for a further description of the Partnership's depreciation policy.


SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                       Principal                                      Principal
                      Balance At     Stated                            Balance
                     December 31,   Interest    Period    Maturity     Due at
 Property                 1997        Rate    Amortized     Date      Maturity

    Bercado Shores
     1st mortgage      $ 4,032         (1)     30 yrs     6/2000       $3,919
     2nd mortgage,       1,350        12.50%     (2)      6/1995(3)     1,350
       (in default)

    Brittany Point
     1st mortgage        9,626        7.875%   20 yrs      2/2001       8,873
     2nd mortgage        1,570        12.50%     (2)      12/2000       1,570

        Total          $16,578

1) Based on the one-year Treasury Constant Maturities rate plus 3%; 9% at December 31, 1997.

2)  Interest only payments.

3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.


SCHEDULE OF AVERAGE RENTAL RATES AND OCCUPANCY:


                              Average Annual                Average
                               Rental Rates                Occupancy
Property                   1997          1996          1997          1996

Bercado Shores         $6,316/unit   $6,230/unit       92%           92%
Brittany Point          5,785/unit    5,635/unit       94%           89%

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

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(dollar amounts in thousands)


                                   1997             1997
                                  Billing           Rate

    Bercado Shores                 $395*           15.05%
    Brittany Point                  152             5.80%


* Represents an estimate for 1997. Actual billings have not been received as of the date of this filing.

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such matters will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.


                                   PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, sold 12,000 Limited Partnership Units during its offering period ended September 13, 1979, and currently has 1,316 Limited Partners of record. During the year ended December 31, 1996, the number of Partnership Units decreased by 130 due to limited partners abandoning their units. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. As of December 31, 1997, the number of Partnership units outstanding was 11,855. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions. Consequently, there were no distributions made by the Partnership during either of the years ended December 31, 1997 and 1996.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $631,000 for the year ended December 31, 1997 compared to a net loss of approximately $1,023,000 for the same period in 1996. The decrease in net loss is primarily attributable to an increase in total revenue and decreases in operating and property tax expense. Rental income increased as a result of rental rate increases at both of the Partnership's properties and an increase in occupancy at Brittany Point. In addition to the increase in rental income, there was an increase in other income related to increased lease cancellation fees at Brittany Point. The decrease in property tax expense is due to the receipt of approximately $65,000 for a property tax appeal on Bercado Shores for 1995 and 1996 and a related reduction in the 1997 taxes as a result of the prior year appeal. The decrease in operating expense is primarily due to a reduction in concessions necessary at Brittany Point as a result of the higher occupancy levels attained in 1997. Partially offsetting these decreases were increases in both interest and depreciation expense. The increase in interest expense can be attributed to an increase in the variable interest rate on the first mortgage payable for Bercado Shores and increases in default interest and late charges on the second mortgage payable for Bercado Shores. The increase in depreciation expense is primarily attributable to the extensive rehabilitation project at Brittany Point in 1996 and additional capital expenditures in 1997 at the same property.

Included in operating expenses for the year ended December 31, 1997, is approximately $148,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs, landscaping and repairs associated with wind damage at Bercado Shores. Included in operating expense for the year ended December 31, 1996 is approximately $100,000 of major repairs and maintenance comprised primarily of major landscaping, exterior painting and exterior building improvements.

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

At December 31, 1997 the Partnership had cash and cash equivalents of approximately $328,000 compared to approximately $193,000 at December 31, 1996. The net increase and decrease in cash and cash equivalents for the years ended December 31, 1997 and 1996 was $135,000 and $137,000, respectively. Net cash provided by operating activities increased as a result of the decrease in the net loss as previously discussed, the decrease in cash used for payments of other liabilities related to the timing of payments to creditors, and increased collections of receivables and deposits. The increase in cash provided by operating activities was partially offset by the increase in cash used for payments of accounts payable, and accrued property taxes. Net cash used in investing activities decreased primarily due to a decrease in property improvements and replacements, which was partially offset by the absence of receipts from restricted escrows in 1997. Net cash used in financing activities increased due to the absence of refinancing proceeds in 1997.

No distributions were made by the Partnership during 1997 or 1996.

Since 1992, the nominal cash generated by the properties has been insufficient to pay the capital expenditures and scheduled debt service. The Partnership has incurred recurring operating losses and is in default on a portion of its mortgage notes payable. The second mortgage to AMIT in the amount of $1,350,000, secured by Bercado Shores, has been in default since March 1993 due to nonpayment of interest and due to nonpayment of principal at maturity in June of 1995. Since the default in March of 1993, the lender has not indicated its intent to pursue its available remedies under the mortgage agreement, however, the Partnership's properties remain subject to foreclosure under the terms of the second mortgage agreement. The General Partner anticipates sufficient cash flow to be generated by the property over the next twelve months to meet all non-debt-related operating expenses. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however, there can be no assurance that the Partnership's negotiations will prove successful.

The first mortgage for Brittany Point was refinanced on January 18, 1996, with the existing lender for a principal amount of $9,800,000, a stated interest rate of 7.875%, and a maturity date of February 1, 2001. To facilitate the refinancing, the property was transferred to a lower-tier partnership known as Brittany Point AP VIII, L.P. in which the Partnership is the 99% limited partner. Although legal ownership of this asset was transferred to a new entity, the Partnership retained control over and substantially all economic benefits of the property. Also, a workout proposal with AMIT on the second mortgage of Brittany Point was finalized in 1996 so that the second mortgage is no longer in default. The workout proposal with AMIT provided for the accrual of interest through January 31, 1997, after which cash flow payments were to be made through June 30, 1997. Commencing July 1, 1997, interest payments are to be made at the accrual rate of interest through the maturity of the note, which is December 31, 2000.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A shares of AMIT at December 31, 1997. These Class A shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at December 31, 1997 and December 31, 1996, with monthly interest only payments at prime plus .75% (9.25% for 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties owned by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $35,000 and $33,000 in 1997 and 1996, respectively. Total accrued interest for this loan at December 31, 1997 was approximately $159,000.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


ITEM 7.        FINANCIAL STATEMENTS


ANGELES PARTNERS VIII

LIST OF FINANCIAL STATEMENTS


   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheet - December 31, 1997

   Consolidated Statements of Operations - Years ended December 31, 1997 and
     1996

   Consolidated Statements of Changes in Partner's Deficit - Years ended
     December 31, 1997 and 1996

   Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
     1996

   Notes to Consolidated Financial Statements




              Report of Ernst & Young LLP, Independent Auditors



The Partners
Angeles Partners VIII


We have audited the accompanying consolidated balance sheet of Angeles Partners VIII as of December 31, 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners VIII at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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

                                                        /S/ ERNST & YOUNG LLP



Greenville, South Carolina
February 25, 1998,
except for Note H, as to which the date is March 17, 1998



                             ANGELES PARTNERS VIII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1997



Assets
  Cash and cash equivalents                                           $    328
  Receivables and deposits                                                 131
  Other assets                                                             186
  Investment properties: (Notes C and F)
    Land                                              $    543
    Buildings and related personal property             14,723
                                                        15,266
    Less accumulated depreciation                      (10,435)          4,831

                                                                      $  5,476

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                    $     30
  Tenant security deposit liabilities                                       72
  Accrued property taxes                                                   365
  Accrued interest                                                       2,010
  Other liabilities                                                        252
  Note payable to an affiliate (Note E)                                    371
  Mortgage notes payable, $1,350 in default                             16,578
        (Notes A, C, and E)

Partners' Deficit
  General partner                                     $   (176)
  Limited partners (11,855 units
    issued and outstanding)                            (14,026)        (14,202)

                                                                      $  5,476

          See Accompanying Notes to Consolidated Financial Statements


                            ANGELES PARTNERS VIII

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except unit data)




                                                 Years Ended December 31,
                                                    1997         1996
Revenues:
 Rental income                                    $ 3,677       $ 3,472
 Other income                                         206           171
   Total revenues                                   3,883         3,643

Expenses:
 Operating                                          1,496         1,553
 General and administrative                           145           162
 Depreciation                                         672           624
 Interest                                           1,846         1,777
 Property taxes                                       355           550
   Total expenses                                   4,514         4,666

Net loss                                          $  (631)      $(1,023)

Net loss allocated to general partner (1%)        $    (6)      $   (10)
Net loss allocated to limited partners(99%)          (625)       (1,013)

                                                  $  (631)      $(1,023)

Net loss per limited partnership unit             $(52.72)      $(84.52)

         See Accompanying Notes to Consolidated Financial Statements

                            ANGELES PARTNERS VIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                      (in thousands, except unit data)



                                 Limited
                               Partnership    General    Limited
                                  Units       Partner    Partners        Total

 Original capital contributions   12,000       $  121    $ 12,000     $ 12,121

 Partners deficit at
   December 31, 1995              11,985       $ (160)   $(12,388)    $(12,548)

 Net loss for the year ended
   December 31, 1996                  --          (10)     (1,013)      (1,023)

 Abandonment of limited
   partnership units (Note G)       (130)          --          --           --

 Partners' deficit at
   December 31, 1996              11,855         (170)    (13,401)     (13,571)

 Net loss for the year ended
   December 31, 1997                  --           (6)       (625)        (631)

 Partners' deficit at
   December 31, 1997              11,855       $ (176)   $(14,026)    $(14,202)


         See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)


                                                     Years Ended December 31,
                                                         1997         1996
Cash flows from operating activities:
  Net loss                                             $  (631)     $(1,023)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
    Depreciation                                           672          624
    Amortization of loan costs                              55           52
    Loss on disposal of property                            --           15
    Change in accounts:
      Receivables and deposits                              35          (38)
      Other assets                                         (13)         (10)
      Accounts payable                                     (33)          23
      Tenant security deposit liabilities                   10            8
      Accrued property taxes                               (45)          75
      Accrued interest                                     525          639
      Other liabilities                                    101           22

         Net cash provided by operating activities         676          387

Cash flows from investing activities:
  Property improvements and replacements                  (311)        (929)
  Withdrawals from restricted escrows                       --          196

         Net cash used in investing activities            (311)        (733)

Cash flows from financing activities:
  Payments on mortgage notes payable                      (230)         (49)
  Repayment of mortgage notes payable                       --       (9,368)
  Proceeds from long-term borrowings                        --        9,800
  Loan costs                                                --         (174)

         Net cash (used in) provided by
            financing activities                          (230)         209

Net increase (decrease) in cash and cash equivalents       135         (137)
Cash and cash equivalents at beginning of year             193          330

Cash and cash equivalents at end of year               $   328      $   193

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $ 1,266      $ 1,085

          See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII

                    Notes To Consolidated Financial Statements

                                December 31, 1997


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

The Partnership incurred an operating loss of $631,000 for the year ended December 31, 1997, and the General Partner expects this trend to continue. The Partnership realized net cash provided by operations of $676,000; however, interest of $525,000 was accrued during 1997 on the note payable to an affiliate and the second mortgages securing the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000, plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Since the default in March of 1993, AMIT has not indicated its intent to pursue its available remedies under the mortgage agreement; however, this property remains subject to foreclosure under the terms of the second mortgage agreement. The Partnership has initiated discussions with AMIT and hopes to negotiate a work-out, however there can be no assurances that the Partnership's negotiations will prove successful.

The Partnership's note payable and accrued interest of approximately $530,000 due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at December 31, 1997, and cash flow generated during 1998.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION: Angeles Partners VIII is a California limited partnership organized on August 7, 1978, to acquire and operate residential and commercial real estate properties. The Partnership's General Partner is Angeles Realty Corporation ("ARC"), which is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT. As of December 31, 1997, the Partnership operates residential properties in Mishawaka, Indiana, and Huntsville, Alabama.

ALLOCATIONS AND DISTRIBUTIONS TO PARTNERS: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements of the Partnership include its 99% limited partnership interests in Brittany Point AP VIII, L.P. and Brittany Point GP, L.P. The Partnership may remove the General Partner of Brittany Point AP VIII, L.P. and Brittany Point GP, L.P.; therefore, these partnerships are controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

DEPRECIATION: Depreciation is computed on an accelerated method over estimated useful lives of 10 to 25 years for buildings and improvements and 3 to 5 years for furnishings and equipment until such time as the expense is exceeded by depreciation as computed on the straight line method. Assets placed in service after 1987 are depreciated over estimated useful lives of 10 to 15 years for buildings and improvements and 5 to 7 years for furnishings and equipment using the straight-line method. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions from 6-20 years.

CASH AND CASH EQUIVALENTS: Includes cash on hand and in banks, certificates of deposit and money market funds with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

TENANT SECURITY DEPOSITS: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgages, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgages and the note payable to an affiliate as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable for this indebtedness.

INVESTMENT PROPERTIES: Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

LOAN COSTS: Loan costs, included in other assets, total approximately $370,000, and are being amortized on a straight-line basis over the lives of the related loans. Accumulated amortization is approximately $211,000 and is also included in other assets. Amortization is included in interest expense.

ADVERTISING COSTS: The Partnership expenses the costs of advertising as incurred. Advertising expense included in operating expenses was approximately $54,000 and $56,000 for the years ended December 31, 1997 and 1996, respectively.

LEASES: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on leases. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to expense as incurred.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS: Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

NOTE C - MORTGAGE NOTES PAYABLE

The principle terms of mortgage notes payable are as follows (dollar amounts in thousands):

                    Principal    Monthly                             Principal
                   Balance At    Payment     Stated                   Balance
                  December 31,  Including   Interest    Maturity      Due At
Property              1997      Interest      Rate        Date       Maturity

Bercado Shores
  1st mortgage      $ 4,032      $ 34         (1)        6/2000      $3,919
  2nd mortgage,       1,350        (2)       12.50%    6/1995(3)      1,350
    (in default)
Brittany Point
  1st mortgage        9,626        81        7.875%      2/2001       8,873
  2nd mortgage        1,570        (2)       12.50%     12/2000       1,570
     Totals         $16,578


(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 9% as of December 31, 1997.

(2) Interest only payments.

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from AMIT on Bercado Shores.


The mortgage notes payable are secured by certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties.

On January 18, 1996, the Partnership refinanced the first mortgage encumbering Brittany Point. The total mortgage indebtedness refinanced was $9,453,000, of which $9,368,000 represented principal. The principal is to be amortized over 20 years, with a balloon payment due in February, 2001. The Partnership capitalized loan costs of $184,000 related to the refinancing.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1997 are as follows (in thousands):


                  1998                  $ 1,632
                  1999                      306
                  2000                    5,744
                  2001                    8,896
                  2002                       --
                                        $16,578

NOTE D - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):


                                               1997          1996

Net loss as reported                        $  (631)       $(1,023)
Add (deduct):
 Depreciation differences                        82             62
 Unearned income                                 60            (70)
 Other                                           --             10
 Accruals and prepaids                          (23)            14

Federal taxable loss                        $  (512)       $(1,007)

Federal taxable loss
    per limited partnership unit           $(42.79)           $ 84.09


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):



     Net deficiency as reported                        $(14,202)
     Land and buildings                                   1,763
     Accumulated depreciation                              (483)
     Syndication and distribution costs                   1,318
     Other                                                   85
      Net deficiency - Federal tax basis               $(11,519)


NOTE E - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were made to the General Partner and its affiliates during the years ended December 31, 1997 and 1996, respectively:

                                                           1997       1996
                                                            (in thousands)

Property management fees, included in operating expenses   $194       $181
Reimbursement for services of affiliates
 (including $15,000 and $38,000 of reimbursements
 for construction oversight costs), included in
 operating and general administrative expenses and
 investment properties                                      120        150


For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation is not significant.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at December 31, 1997, of which $1,350,000 was in default at December 31, 1997 (See "Notes A and C"). Total interest expense related to this debt was approximately $632,000 and $545,000 in 1997 and 1996, respectively. Accrued interest related to this debt was approximately $1,758,000 and $1,267,000 at December 31, 1997 and 1996, respectively.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of 1 Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

As part of a settlement of certain disputes with AMIT, MAE GP granted to AMIT an option to acquire the Class B Shares owned by it. This option can be exercised at the end of 10 years or when all loans made by AMIT to partnerships which were affiliated with MAE GP as of November 9, 1994 (which is the date of execution of a definitive Settlement Agreement) have been paid in full. In connection with such settlement, AMIT delivered to MAE GP cash in the sum of $250,000 at closing (which occurred April 14, 1995) as payment for the option. If and when the option is exercised, AMIT will be required to remit to MAE GP an additional $94,000.

Simultaneously with the execution of the option and as part of the settlement, MAE GP also executed an irrevocable proxy in favor of AMIT, which provides that the holder of the Class B Shares is permitted to vote those shares on all matters except those involving transactions between AMIT and MAE GP affiliated borrowers or the election of any MAE GP affiliate as an officer or trustee of AMIT. With respect to such matters, the trustees of AMIT are required to vote (pursuant to the irrevocable proxy) the Class B Shares (as a single block) in the same manner as a majority of the Class A Shares are voted (to be determined without consideration of the votes of "Excess Class A Shares" (as defined in Section 6.13 of AMIT's Declaration of Trust)).

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted and intends to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at December 31, 1997. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, an entity then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997. It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT when this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), an affiliate of the General Partner, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This working capital loan funded the Partnership's operating deficits in prior years. Total indebtedness, which is included as a note payable, was approximately $371,000 at December 31, 1997 and December 31, 1996, with monthly interest only payments at prime plus 0.75% (9.25% at December 31, 1997). Principal is to be paid the earlier of i) the availability of funds, ii) the sale of one or more properties covered by the Partnership, or iii) November 25, 1997. The Partnership is currently in negotiations with AAP, to extend the maturity or settle the liability at a reduced amount. There can be no assurance that these negotiations with AAP will be successful. Total interest expense for this loan was approximately $35,000 and $33,000 in 1997 and 1996, respectively. Total accrued interest for this loan was approximately $159,000 at December 31, 1997.

NOTE F - REAL ESTATE AND ACCUMULATED DEPRECIATION (IN THOUSANDS)


                                        Initial Cost
                                        To Partnership


                                            Buildings         Cost
                                          and Related      Capitalized
                                            Personal      Subsequent to
Description        Encumbrances   Land      Property       Acquisition


Bercado Shores       $ 5,382      $212      $ 4,048           $  652
Brittany Point        11,196       331        7,932            2,091

      Totals         $16,578      $543      $11,980           $2,743

                         Gross Amount At Which Carried
                               At December 31, 1997
                                 Buildings
                                    And
                                  Related
                                  Personal                Accumulated    Date of      Date    Useful
Description                Land   Property     Total      Depreciation Construction Acquired   Life
(amounts in thousands)
Bercado Shores           $ 212    $ 4,700     $ 4,912       $ 3,503        1974     05/31/79   5-25

Brittany Point             331     10,023      10,354         6,932        1977     12/31/79   5-25

     Totals              $ 543    $14,723     $15,266       $10,435

The useful lives included above are for the buildings and related personal property.

Reconciliation of "Real Estate and Accumulated Depreciation" (in thousands):


                                             Years Ended December 31,
                                                1997           1996

 Investment Properties
 Balance at beginning of year               $14,955         $14,075
    Property improvements                       311             929
    Write-offs due to replacements               --             (49)
 Balance at end of year                     $15,266         $14,955

 Accumulated Depreciation
 Balance at beginning of year               $ 9,763         $ 9,173
   Current year expense                         672             624
   Write-offs due to replacements                --             (34)
 Balance at end of year                     $10,435         $ 9,763

The net book value of the write-offs in 1996 of approximately $15,000 is included in operating expenses on the accompanying statement of operations.

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1997 and 1996, was approximately $17,029,000 and $16,687,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1997 and 1996, was approximately $10,918,000 and $10,328,000, respectively.

NOTE G - LIMITED PARTNERSHIP UNITS

In 1996, the number of Limited Partnership Units decreased by 130 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for the year. The loss per limited partnership unit in the accompanying statements of operations for the year ended December 31, 1996 is calculated based on the number of units outstanding at the beginning of the year.

NOTE H - SUBSEQUENT EVENT

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The names of the directors and executive officers of Angeles Realty Corporation, Inc. ("ARC"), the Partnership's General Partner, their ages and the nature of all positions with ARC presently held by them are as follows:


Name                                        Age          Position

Carroll D. Vinson                           57           President and Director

Robert D. Long, Jr.                         30           Vice President and
                                                          Chief Accounting
                                                          Officer

William H. Jarrard, Jr.                     51           Vice President

Daniel M. LeBey                             32           Secretary

Kelley M. Buechler                          40           Assistant Secretary


Prior to February 25, 1998 ARC was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus the General Partner is now a wholly-owned subsidiary of IPT.

Carroll D. Vinson has been President and Director of the General Partner and President of Metropolitan Asset Enhancement, L.P. ("MAE"), and subsidiaries since August 1994. He has acted as Chief Operating Officer of IPT since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm. From 1991 to 1993, Mr. Vinson was employed by Insignia in various capacities including Managing Director - President during 1991.

Robert D. Long, Jr. has been the Vice President and Chief Accounting Officer of the General Partner since August 1994. Mr. Long joined MAE, an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

William H. Jarrard, Jr. has been Vice President of the General Partner since December 1, 1992. He has acted as Senior Vice President of IPT since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management of Insignia from July 1994 until January 1996.

Daniel M. LeBey has been Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel. From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since August 1994 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay remuneration to officers or directors of the General Partner during 1997 or 1996. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 1, 1998, no person was known to own of record or beneficially more than five percent of the Limited Partnership Units of the Partnership.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in Insignia Properties Trust, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for: Article 12.1 of the Agreement, which provides that upon a vote of the Limited Partners holding more than 50% of the then outstanding Limited Partnership Units the General Partner may be expelled from the Partnership upon 90 days written notice. In the event that a successor general partner has been elected by Limited Partners holding more than 50% of the then outstanding Limited Partnership Units and if said Limited Partners elect to continue the business of the Partnership, the Partnership is required to pay in cash to the expelled General Partners an amount equal to the accrued and unpaid management fee described in Article 10 of the Agreement and to purchase the General Partners' interest in the Partnership on the effective date of the expulsion, which shall be an amount equal to the difference between (i) the balance of the General Partner's capital account and (ii) the fair market value of the share of Distributable Net Proceeds to which the General Partner would be entitled. Such determination of the fair market value of the share of Distributable Net Proceeds is defined in Article 12.2(b) of the Agreement.

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

The following payments were made to the General Partner and its affiliates during the years ended December 31, 1997 and 1996, respectively:

                                                         1997       1996
                                                           (in thousands)
  Property management fees                               $194       $181
  Reimbursement for services of affiliates
    (including $15,000 and $38,000 of reimbursements
    for construction oversight costs)                     120        150

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation is not significant.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        See Exhibit Index contained herein for listing of exhibits.

    (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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


                              ANGELES PARTNERS VIII LIMITED PARTNERSHIP


                              By:    Angeles Realty Corporation
                                     General Partner



                              By:    /s/Carroll D. Vinson
                                     Carroll D. Vinson
                                     President and Director

                              Date:  March 26, 1998



  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Carroll D. Vinson              President and Director
Carroll D. Vinson


/s/Robert D. Long, Jr.           Vice President and
Robert D. Long, Jr.              Chief Accounting Officer




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