Form 10QSB
period 1998-03-31
ANGELES PARTNERS VIII
filed 1998-05-13
CIK 276779

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


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

                         One Insignia Financial Plaza,
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

                        (in thousands, except unit data)
                                 March 31, 1998


Assets
  Cash and cash equivalents                                        $    378
  Receivables and deposits                                              250
  Other assets                                                          162
  Investment properties:
     Land                                           $    543
     Buildings and related personal property          14,795
                                                      15,338
     Less accumulated depreciation                   (10,603)         4,735

                                                                   $  5,525

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $     98
  Tenant security deposit liabilities                                    76
  Accrued property taxes                                                491
  Accrued interest                                                    2,129
  Other liabilities                                                     271
  Notes payable, $1,721 in default                                   16,881

Partners' Deficit
  General partner                                   $   (178)
  Limited partners (11,855 units issued              (14,243)       (14,421)
     and outstanding)

                                                                   $  5,525


             See Accompanying Notes to Consolidated Financial Statements


b)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                                        Three Months Ended
                                                            March 31,
                                                        1998         1997
Revenues:
  Rental income                                        $   916     $   879
  Other income                                              50          39
    Total revenues                                         966         918

Expenses:
  Operating                                                383         355
  General and administrative                                36          30
  Depreciation                                             168         163
  Interest                                                 472         453
  Property taxes                                           126         132
    Total expenses                                       1,185       1,133

Net loss                                               $  (219)    $  (215)

Net loss allocated to general partner (1%)             $    (2)    $    (2)
Net loss allocated to limited partners (99%)              (217)       (213)

                                                       $  (219)    $  (215)

Net loss per limited partnership unit                  $(18.29)    $(17.95)


            See Accompanying Notes to Consolidated Financial Statements


c)
                             ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                   For the Three Months Ended March 31, 1998
                        (in thousands, except unit data)

                                    Limited
                                  Partnership      General        Limited
                                     Units         Partner        Partners       Total
Original capital contributions      12,000        $  121        $  12,000     $  12,121

Partners' deficit at
  December 31, 1997                 11,855        $ (176)       $ (14,026)    $ (14,202)

Net loss for the three months
  ended March 31, 1998                  --            (2)            (217)         (219)

Partners' deficit at
   March 31, 1998                   11,855        $ (178)       $ (14,243)    $ (14,421)

            See Accompanying Notes to Consolidated Financial Statements


d)
                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                              1998         1997
Cash flows from operating activities:
    Net loss                                                $  (219)    $  (215)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
       Depreciation                                             168         163
       Amortization of loan costs                                14          14
       Change in accounts:
         Receivables and deposits                              (119)        (95)
         Other assets                                            10           6
         Accounts payable                                        68          (5)
         Tenant security deposit liabilities                      4           4
         Accrued property taxes                                 126         132
         Accrued interest                                       119         158
         Other liabilities                                       19          32

            Net cash provided by operating activities           190         194

Cash flows from investing activities:
    Property improvements and replacements                      (72)        (37)

            Net cash used in investing activities               (72)        (37)

Cash flows from financing activities:
    Payments on notes payable                                   (68)        (30)

            Net cash used in financing activities               (68)        (30)

Net increase in cash and cash equivalents                        50         127

Cash and cash equivalents at beginning of period                328         193

Cash and cash equivalents at end of period                  $   378     $   320

Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $   339     $   281


            See Accompanying Notes to Consolidated Financial Statements

                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1998

NOTE A - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming Angeles Partners VIII (the "Partnership") will continue as a going concern. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, the Partnership is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to meet current debt-service requirements on its subordinated debt.

The Partnership incurred an operating loss of approximately $219,000 for the three months ended March 31, 1998, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of approximately $190,000; however, interest of approximately $119,000 was accrued during the three months ended March 31, 1998 on a note payable and on the second mortgage securing one of the Partnership's investment properties.

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

The Partnership's note payable of approximately $538,000, including accrued interest, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at March 31, 1998, and cash flow generated during 1998.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

Principles of Consolidation

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The General Partner is a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the General Partner is now a wholly-owned subsidiary of IPT.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the General Partner and its affiliates during the three months ended March 31, 1998 and 1997, respectively:

                                                        1998            1997
                                                             (in thousands)
  Property management fees, included in                  $49             $47
   operating expenses
  Reimbursement for services of affiliates
   (including $3,000 and $4,000 of
   reimbursements for construction over-
   sight costs in 1998 and 1997, respectively),
   included in operating and general and
   administrative expenses                                29              29

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligation was not significant.

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at March 31, 1998, of which $1,350,000 was in default at March 31, 1998 (see "Note A"). Total interest expense related to this debt was approximately $170,000 and $150,000 for the three month periods ended March 31, 1998 and 1997, respectively. Accrued interest related to this debt was approximately $1,869,000 and $1,417,000 at March 31, 1998 and 1997, respectively.

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

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at March 31, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

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

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness, which is included in notes payable, was approximately $371,000 at March 31, 1998, with interest accruing monthly at prime plus 0.75% (9.25% at March 31, 1998). Total interest expense for this loan was approximately $9,000 and $8,000 for the three months ended March 31, 1998 and 1997, respectively. Total accrued interest for this loan was approximately $168,000 at March 31, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1998 and 1997:

                                                 Average Occupancy
                                                1998            1997
Bercado Shores Apartments
  Mishawaka, Indiana                            93%             87%

Brittany Point Apartments
  Huntsville, Alabama                           91%             93%

Occupancy at Bercado Shores increased at March 31, 1998 as compared to March 31, 1997 due to a change in the rental strategy of management. In the winter of 1996-1997, rents were increased at a time when there is not much marketability in the Mishawaka, Indiana area, resulting in move outs. Rents were then lowered and occupancy has gradually increased during the last twelve months to its current rate.

Results of Operations

The Partnership realized a net loss of approximately $219,000 for the three months ended March 31, 1998, compared to a net loss of approximately $215,000 for the three months ended March 31, 1997. Total revenues increased slightly as did total expenses. An increase in rental income offset by increases in operating and interest expenses were the primary variations.

Rental income increased as a result of rental rate increases at both of the Partnership's investment properties and an increase in occupancy at Bercado Shores Apartments. These increases in rental income were partially offset by a decline in occupancy at Brittany Point Apartments. Operating expense increased due to increases in salaries and other property expenses at both of the Partnership's investment properties and due to an increase in tax services related to a successful tax appeal on behalf of the Bercado Shores Apartment property. Interest expense increased over the same period in 1997 due to increased default interest charged on the second mortgage note secured by Bercado Shores (see discussion of AMIT note below).

Included in operating expense for the three months ended March 31, 1998 is approximately $36,000 of major repairs and maintenance comprised primarily of gutter repairs and exterior building improvements. For the three months ended March 31, 1997, approximately $41,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs are included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $378,000 at March 31, 1998 compared to approximately $320,000 at March 31, 1997. The net increase in cash and cash equivalents for the three months ended March 31, 1998 and 1997 was $50,000 and $127,000, respectively. While net cash provided by operating activities remained relatively consistent, net cash used in investing activities increased due to an increase in property improvements and replacements primarily at Brittany Point Apartments. Net cash used in financing activities increased due to increased payments on notes payable.

No distributions were made by the Partnership during the first quarter of 1998 or 1997 nor are any anticipated in the near-term.

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

The Partnership's note payable and accrued interest of approximately $538,000 due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

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

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

The General Partner is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such other matters will be resolved without a material adverse effect upon the Partnership's financial condition, results of operations, or liquidity.

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



                         ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                         By:  Angeles Realty Corporation
                              General Partner


                         By:  /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President and Director


                         By:  /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Chief Accounting Officer


                         Date: May 13, 1998