Form 10QSB
period 1998-06-30
ANGELES PARTNERS VIII
filed 1998-08-12
CIK 276779

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT
                          UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U. S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1998


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

                        (in thousands, except unit data)
                                 June 30, 1998




Assets
  Cash and cash equivalents                                        $    381
  Receivables and deposits                                              253
  Other assets                                                          150
  Investment properties:
     Land                                           $    543
     Buildings and related personal property          14,870
                                                      15,413
     Less accumulated depreciation                   (10,771)         4,642

                                                                   $  5,426

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                                 $    163
  Tenant security deposit liabilities                                    78
  Accrued property taxes                                                379
  Accrued interest                                                    2,254
  Other liabilities                                                     312
  Notes payable, $1,721 in default                                   16,811

Partners' Deficit
  General partner                                   $   (180)
  Limited partners (11,855 units issued              (14,391)       (14,571)
     and outstanding)

                                                                   $  5,426

             See Accompanying Notes to Consolidated Financial Statements

b)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
Revenues:
  Rental income                 $   927      $   921     $ 1,843     $ 1,800
  Other income                       58           55         108          94
       Total revenues               985          976       1,951       1,894
Expenses:
  Operating                         442          367         825         722
  General and administrative         44           35          80          65
  Depreciation                      168          167         336         330
  Interest                          476          460         948         913
  Property taxes                      5          132         131         264
       Total expenses             1,135        1,161       2,320       2,294

Net loss                        $  (150)     $  (185)    $  (369)    $  (400)

Net loss allocated to general
 partner (1%)                   $    (2)     $    (2)    $    (4)    $    (4)
Net loss allocated to limited
 partners (99%)                    (148)        (183)       (365)       (396)
                                $  (150)     $  (185)    $  (369)    $  (400)

Net loss per limited
 partnership unit               $(12.52)     $(15.43)    $(30.81)    $(33.40)

            See Accompanying Notes to Consolidated Financial Statements

c)
                             ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                     For the Six Months Ended June 30, 1998
                        (in thousands, except unit data)


                                    Limited
                                  Partnership    General    Limited
                                     Units       Partner   Partners     Total

Original capital contributions      12,000      $  121    $  12,000  $  12,121

Partners' deficit at
  December 31, 1997                 11,855      $ (176)   $ (14,026) $ (14,202)

Net loss for the six months
  ended June 30, 1998                   --          (4)        (365)      (369)

Partners' deficit at
   June 30, 1998                    11,855      $ (180)   $ (14,391) $ (14,571)

            See Accompanying Notes to Consolidated Financial Statements


d)
                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                                Six Months Ended
                                                                     June 30,
                                                                1998         1997
Cash flows from operating activities:
    Net loss                                                  $  (369)    $  (400)
      Adjustments to reconcile net loss to net
      cash provided by operating activities:
       Depreciation                                               336         330
       Amortization of loan costs                                  28          28
       Change in accounts:
         Receivables and deposits                                (122)        (11)
         Other assets                                               8         (38)
         Accounts payable                                          96         (38)
         Tenant security deposit liabilities                        6          10
         Accrued property taxes                                    14          75
         Accrued interest                                         244         294
         Other liabilities                                         60          49

            Net cash provided by operating activities             301         299

Cash flows from investing activities:
    Property improvements and replacements                       (110)       (107)

            Net cash used in investing activities                (110)       (107)

Cash flows from financing activities:
    Payments on notes payable                                    (138)        (95)

            Net cash used in financing activities                (138)        (95)

Net increase in cash and cash equivalents                          53          97

Cash and cash equivalents at beginning of period                  328         193

Cash and cash equivalents at end of period                    $   381     $   290

Supplemental disclosure of cash flow information:
    Cash paid for interest                                    $   676     $   593

Supplemental disclosure of non-cash activities:
  For the six months ended June 30, 1998, both accounts payable and property improvements and replacements were adjusted by approximately $37,000 for non-cash activities.

          See Accompanying Notes to Consolidated Financial Statements



  e)
                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 June 30, 1998

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

The Partnership incurred an operating loss of approximately $369,000 for the six months ended June 30, 1998, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of approximately $301,000; however, interest of approximately $244,000 was accrued during the six months ended June 30, 1998 on a note payable and on the second mortgage securing one of the Partnership's investment properties.

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

The Partnership's note payable of approximately $547,000, including accrued interest, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at June 30, 1998, and cash flow generated during 1998.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

NOTE C - TRANSACTIONS WITH AFFILIATED PARTIES

The General Partner was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which is an affiliate of Insignia Financial Group, Inc. ("Insignia"). Thus, the General Partner is now a wholly-owned subsidiary of IPT.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for certain payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the General Partner and its affiliates during the six months ended June 30, 1998 and 1997, respectively:

                                                        1998       1997
                                                          (in thousands)
  Property management fees, included in                  $98        $94
   operating expenses
  Reimbursement for services of affiliates
   (included in general and administrative
   expenses)                                              54         46

In addition, during the six months ended June 30, 1998 and 1997, the Partnership paid approximately $12,000 and $7,000 of construction services reimbursements, respectively, to affiliates of the General Partner. These amounts are included in operating expense.

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

AMIT currently provides secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at June 30, 1998, of which $1,350,000 was in default at June 30, 1998 (see "Note A"). Total interest expense related to this debt was approximately $345,000 and $306,000 for the six month periods ended June 30, 1998 and 1997, respectively. Accrued interest related to this debt was approximately $1,985,000 at June 30, 1998.

In November 1992, MAE GP acquired 1,675,113 Class B Common Shares of AMIT. The terms of the Class B Shares provide that they are convertible, in whole or in part, into Class A Common Shares on the basis of one Class A Share for every 49 Class B Shares (however, in connection with the settlement agreement described in the following paragraph, MAE GP has agreed not to convert the Class B Shares so long as AMIT's option is outstanding). These Class B Shares entitle the holder to receive 1% of the distributions of net cash distributed by AMIT (however, in connection with the settlement agreement described in the following paragraph, MAE GP agreed to waive its right to receive dividends and distributions so long as AMIT's option is outstanding). The holder of the Class B Shares is also entitled to vote on the same basis as the holders of Class A Shares, providing the holder with approximately 39% of the total voting power of AMIT (unless and until converted to Class A Shares, in which case the percentage of the vote controlled represented by such shares would approximate 1.3% of the total voting power of AMIT).

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

Between its acquisition of the Class B Shares (in November 1992) and March 31, 1995, MAE GP declined to vote these shares. Since that date, MAE GP voted its shares at the 1995 and 1996 annual meetings in connection with the election of trustees and other matters. In February 1998, MAE GP was merged into IPT, and in connection with that merger, MAE GP dividended all of the Class B Shares to its sole stockholder, Metropolitan Asset Enhancement, L.P. ("MAE"). As a result, MAE, as the holder of the Class B Shares, is now subject to the terms of the settlement agreement, option and irrevocable proxy described in the two preceding paragraphs. Neither MAE GP nor MAE has exerted or has any current intention to exert any management control over or participate in the management of AMIT. However, subject to the terms of the proxy described below, MAE may choose to vote the Class B Shares or otherwise exercise its rights as a shareholder of AMIT as it deems appropriate in the future.

Liquidity Assistance L.L.C., which is an affiliate of the General Partner, MAE and Insignia (which provides property management and partnership administration services to the Partnership), owned 96,800 Class A Shares of AMIT at June 30, 1998. These Class A Shares represent approximately 2.2% of the total voting power of AMIT.

On April 3, 1997, Insignia and AMIT entered into a non-binding agreement in principle contemplating, among other things, a business combination of AMIT and IPT, which was then owned 98% by Insignia and its affiliates. On July 18, 1997, IPT, Insignia and MAE GP entered into a definitive merger agreement pursuant to which (subject to shareholder approval and certain other conditions, including the receipt by AMIT of a fairness opinion from its investment bankers) AMIT would be merged with and into IPT, with each Class A Share and Class B Share being converted into 1.625 and 0.0332 Common Shares of IPT, respectively. The foregoing exchange ratios are subject to adjustment to account for dividends paid by AMIT from January 1, 1997 and dividends paid by IPT from February 1, 1997.

It is anticipated that Insignia and its affiliates (including MAE) would own approximately 57% of post-merger IPT if this transaction is consummated.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. Total indebtedness, which is included in notes payable, was approximately $371,000 at June 30, 1998, with interest accruing monthly at prime plus 0.75% (9.25% at June 30, 1998). Total interest expense for this loan was approximately $17,000 for each of the six months ended June 30, 1998 and 1997. Total accrued interest for this loan was approximately $176,000 at June 30, 1998.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1998 and 1997:

                                                 Average Occupancy
                                               1998            1997
Bercado Shores Apartments
  Mishawaka, Indiana                            94%             90%

Brittany Point Apartments
  Huntsville, Alabama                           91%             94%

Occupancy at Bercado Shores increased for the six months ended June 30, 1998 as compared to June 30, 1997 due to a change in the rental strategy of management. In the winter of 1996-1997, rents were increased at a time when there is not much marketability in the Mishawaka, Indiana area, resulting in move outs. Rents were then lowered and occupancy has gradually increased during the last twelve months to its current rate. Occupancy at Brittany Point Apartments dropped as a result of increased home-buying in the Huntsville, Alabama market.

Results of Operations

The Partnership realized a net loss of approximately $150,000 and $369,000 for the three and six months ended June 30, 1998, compared to a net loss of approximately $185,000 and $400,000 for the three and six months ended June 30, 1997. The decrease in net loss was primarily due to an increase in rental income partially offset by an increase in total expenses. Rental income increased as a result of rental rate increases at both of the Partnership's investment properties and an increase in occupancy at Bercado Shores Apartments. These increases in rental income were partially offset by a decline in occupancy at Brittany Point Apartments. Operating expense increased due to increases in maintenance salaries at both of the Partnership's investment properties, an increase in tax services related to a successful tax appeal on behalf of the Bercado Shores Apartment property and an increase in the monthly contract yards and grounds at Brittany Point Apartments. Interest expense increased over the same period in 1997 due to increased default interest charged on the second mortgage note secured by Bercado Shores (see discussion of AMIT note below).
The decrease in tax expense can be attributed to a reduction in taxes following the successful tax appeal for Bercado Shores Apartments in 1997.

Included in operating expense for the six months ended June 30, 1998 is approximately $61,000 of major repairs and maintenance comprised primarily of gutter repairs and exterior building improvements. For the six months ended June 30, 1997, approximately $56,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs are included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $381,000 at June 30, 1998 compared to approximately $290,000 at June 30, 1997. The net increase in cash and cash equivalents for the six months ended June 30, 1998 and 1997 was $53,000 and $97,000, respectively. While overall net cash provided by operating activities remained consistent, accounts payable increased as a result of the timing of payments which was partially offset by an increase in receivables and deposits due to an increase in tax and insurance escrows. Net cash used in investing activities for the six months ended June 30, 1998 is comparable to that used during the six months ended June 30, 1997. Net cash used in financing activities increased due to increased payments on notes payable.

No distributions were made by the Partnership during the six months ended June 30, 1998 or 1997 nor are any anticipated in the near-term.

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

The Partnership's note payable and accrued interest of approximately $547,000 due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AMIT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at June 30, 1998, and cash flow generated during 1998.

There can be no assurance that these negotiations with the lenders will be successful. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed no later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

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

                         PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner believes the action to be without merit, and intends to vigorously defend it.

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



                         ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                         By:  Angeles Realty Corporation
                              as General Partner



                         By:  /s/Carroll D. Vinson
                              Carroll D. Vinson
                              President and Director



                         By:  /s/Robert D. Long, Jr.
                              Robert D. Long, Jr.
                              Chief Accounting Officer


                         Date: August 12, 1998