Form 10QSB
period 1998-09-30
ANGELES PARTNERS VIII
filed 1998-11-13
CIK 276779

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


               For the quarterly period ended September 30, 1998


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

                        55 Beattie Place, P.O. Box 1089
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

ITEM 1.  FINANCIAL STATEMENTS

a)
                             ANGELES PARTNERS VIII

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                        (in thousands, except unit data)
                               September 30, 1998




Assets
  Cash and cash equivalents                                    $    267
  Receivables and deposits                                          377
  Other assets                                                      138
  Investment properties:
     Land                                           $    543
     Buildings and related personal property          14,984
                                                      15,527
     Less accumulated depreciation                   (10,949)     4,578

                                                               $  5,360

Liabilities and Partners' Deficit

Liabilities
  Accounts payable                                             $     60
  Tenant security deposit liabilities                                80
  Accrued property taxes                                            493
  Accrued interest                                                2,384
  Other liabilities                                                 366
  Notes payable, $1,721 in default                               16,737

Partners' Deficit
  General partner                                   $   (182)
  Limited partners (11,855 units issued              (14,578)   (14,760)
     and outstanding)

                                                               $  5,360


          See Accompanying Notes to Consolidated Financial Statements


b)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)




                                 Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                                   1998       1997       1998       1997
Revenues:
  Rental income                 $   945     $   928    $ 2,788    $ 2,728
  Other income                       54          61        162        155
       Total revenues               999         989      2,950      2,883
Expenses:
  Operating                         395         389      1,220      1,111
  General and administrative         29          38        109        103
  Depreciation                      178         169        514        499
  Interest                          472         465      1,420      1,378
  Property taxes                    114          67        245        331
       Total expenses             1,188       1,128      3,508      3,422

Net loss                        $  (189)    $  (139)   $  (558)   $  (539)

Net loss allocated to general
 partner (1%)                   $    (2)    $    (1)   $    (6)   $    (5)
Net loss allocated to limited
 partners (99%)                    (187)       (138)      (552)      (534)
                                $  (189)    $  (139)   $  (558)   $  (539)

Net loss per limited
 partnership unit               $(15.79)    $(11.64)   $(46.60)   $(45.04)

     See Accompanying Notes to Consolidated Financial Statements


c)
                             ANGELES PARTNERS VIII

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                   Limited
                                 Partnership   General     Limited
                                    Units      Partner    Partners      Total

Original capital contributions      12,000      $  121    $  12,000   $  12,121

Partners' deficit at
  December 31, 1997                 11,855      $ (176)   $ (14,026)  $ (14,202)

Net loss for the nine months
  ended September 30, 1998              --          (6)        (552)       (558)

Partners' deficit at
   September 30, 1998               11,855      $ (182)   $ (14,578)  $ (14,760)


           See Accompanying Notes to Consolidated Financial Statements


d)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)



                                                              Nine Months Ended
                                                                September 30,
                                                              1998       1997
Cash flows from operating activities:
  Net loss                                                   $  (558)   $  (539)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                514        499
     Amortization of loan costs                                   41         42
     Change in accounts:
      Receivables and deposits                                  (246)      (121)
      Other assets                                                 7        (22)
      Accounts payable                                            30        (41)
      Tenant security deposit liabilities                          8         13
      Accrued property taxes                                     128        207
      Accrued interest                                           374        410
      Other liabilities                                          114         80

          Net cash provided by operating activities              412        528

Cash flows from investing activities:
  Property improvements and replacements                        (261)      (170)
    Receipt of insurance proceeds                                 --         65

          Net cash used in investing activities                 (261)      (105)

Cash flows from financing activities:
  Payments on notes payable                                     (212)      (161)

          Net cash used in financing activities                 (212)      (161)

Net (decrease) increase in cash and cash equivalents             (61)       262

Cash and cash equivalents at beginning of period                 328        193

Cash and cash equivalents at end of period                   $   267    $   455

Supplemental disclosure of cash flow information:
  Cash paid for interest                                     $ 1,004    $   927


           See Accompanying Notes to Consolidated Financial Statements

  e)
                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               September 30, 1998

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

The Partnership incurred an operating loss of approximately $558,000 for the nine months ended September 30, 1998, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of approximately $412,000; however, interest of approximately $374,000 was accrued during the nine months ended September 30, 1998 on a note payable and on the second mortgage securing one of the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner (See "Note C"). As a result, IPT became the holder of the AMIT debt. The Partnership had initiated discussions to negotiate a work-out with AMIT. IPT has indicted that it is reviewing its options with respect to this second mortgage.

The Partnership's note payable of approximately $556,000, including accrued interest, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including the filing for protection under the Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to IPT. The Partnership's plan is to fund these items to the extent of available cash flow.

The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at September 30, 1998, and cash flow generated during 1998. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

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

The following payments were paid or accrued to the General Partner and its affiliates during the nine months ended September 30, 1998 and 1997, respectively:

                                                           1998      1997
                                                            (in thousands)
  Property management fees, included in                     $148      $144
   operating expenses
  Reimbursement for services of affiliates
   (including approximately $13,000 and $7,000
   of reimbursements for construction oversight
   costs in 1998 and 1997, respectively),
   included in general and administrative and
   operating expenses and investment properties               86        82

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

In June 1990, AMIT provided secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at September 30, 1998, of which $1,350,000 was in default at September 30, 1998 (see "Note A"). Total interest expense related to this debt was approximately $525,000 and $466,000 for the nine month periods ended September 30, 1998 and 1997, respectively. Accrued interest related to this debt was approximately $2,106,000 at September 30, 1998. As discussed in Note A, IPT is now the holder of the AMIT debt.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at September 30, 1998, and is in default due to non-payment upon maturity in November of 1997 (see "Note A"). Interest is accruing monthly at prime plus 0.75% (9.25% at September 30,
1998). Total interest expense for this loan was approximately $26,000 for each of the nine months ended September 30, 1998 and 1997. Total accrued interest for this loan was approximately $185,000 at September 30, 1998.

NOTE D - TRANSFER OF CONTROL - SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of IPT, the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1998 and 1997:

                                             Average Occupancy
                                             1998        1997
Bercado Shores Apartments
  Mishawaka, Indiana                          93%         92%
Brittany Point Apartments
  Huntsville, Alabama                         92%         94%

Results of Operations

The Partnership realized a net loss of approximately $189,000 and $558,000 for the three and nine months ended September 30, 1998, compared to a net loss of approximately $139,000 and $539,000 for the three and nine months ended September 30, 1997. The slight increase in net loss for the nine months ended September 30, 1998 was due to an increase in operating and interest expenses to a large extent offset by an increase in rental income and a decrease in property taxes. Operating expense increased due to increases in maintenance salaries at both of the Partnership's investment properties, an increase in tax services related to a successful tax appeal on behalf of the Bercado Shores Apartment property and an increase in contract maintenance expense at Brittany Point Apartments. Interest expense increased over the same period in 1997 due to increased default interest charged on the second mortgage note secured by Bercado Shores (see discussion of AMIT note below). Rental income increased as a result of rental rate increases at both of the Partnership's investment properties and an increase in occupancy at Bercado Shores Apartments. These increases in rental income were partially offset by a decline in occupancy at Brittany Point Apartments. The decrease in tax expense is attributable to a reduction in taxes for 1998 and 1997 following the successful tax appeal for Bercado Shores Apartments in 1997.

Included in operating expense for the nine months ended September 30, 1998 is approximately $66,000 of major repairs and maintenance comprised primarily of gutter repairs and exterior building repairs. For the nine months ended September 30, 1997, approximately $56,000 of major repairs and maintenance comprised primarily of gutter and swimming pool repairs are included in operating expense.

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

Liquidity and Capital Resources

The Partnership held cash and cash equivalents of approximately $267,000 at September 30, 1998 compared to approximately $455,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine months ended September 30, 1998 was $61,000 as compared to a net increase in cash and cash equivalents of approximately $262,000 for the same period in 1997. Net cash provided by operating activities primarily decreased as a result of an increase in receivables and deposits due to a larger increase in tax and insurance escrows. Net cash used in investing activities increased as a result of increased property improvements and replacements in 1998, offset by insurance proceeds received in 1997, with none received in 1998. Net cash used in financing activities increased due to increased principal payments on notes payable.

No distributions were made by the Partnership during the nine months ended September 30, 1998 or 1997 nor are any anticipated in the near-term.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. As a result, IPT became the holder of the AMIT debt. The Partnership had initiated discussions to negotiate a work-out with AMIT. IPT has indicated that it is reviewing its options with respect to this second mortgage.

The Partnership's note payable and accrued interest of approximately $556,000 due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including the filing for protection under the Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to IPT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at September 30, 1998, and cash flow generated during 1998.

Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control
of the General Partner.   In addition, AIMCO also acquired approximately 51% of
the outstanding common shares of beneficial interest of IPT, the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

Status of Progress in Becoming Year 2000 Compliant

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

Risk Associated with the Year 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANCES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

On July 30, 1998 certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint in the Superior Court of the State of California, County of Los Angeles. The action, entitled EVEREST PROPERTIES LLC
V. INSIGNIA FINANCIAL GROUP, INC., involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the defendant limited partnerships, the Partnership and the Managing General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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


                         ANGELES PARTNERS VIII

                         By:  Angeles Realty Corporation
                              as General Partner

                         By:  /s/Patrick Foye
                              Patrick Foye
                              Executive Vice President

                         By:  /s/Timothy R. Garrick
                              Timothy R. Garrick
                              Vice President - Accounting
                              (Duly Authorized Officer)

                         Date:  November 13, 1998