Form 10KSB
period 1998-12-31
ANGELES PARTNERS VIII
filed 1999-03-29
CIK 276779

FORM 10-KSB - ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
     OF 1934   [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                   For the transition period from          to

                         Commission file number 0-9136

                             ANGELES PARTNERS VIII
                (Name of small business issuer in its charter)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X].

State issuer's revenues for its most recent fiscal year: $3,945,000

State the aggregate market value of the partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE





                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

Angeles Partners VIII (the "Partnership" or "Registrant") is a publicly-held limited partnership organized under the California Uniform Limited Partnership Act on August 7, 1978. The general partner of the Partnership is Angeles Realty Corporation (the "General Partner" or "ARC"), a California corporation, which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia").
Effective February 26, 1999, IPT was merged with and into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner became a wholly-owned subsidiary of AIMCO. (See "Transfer of Control" below.) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on December 4, 1978, and terminated on September 13, 1979. The Registrant, through its public offering of Units, sold 12,000 units aggregating $12,000,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. Funds obtained by the Registrant during the public offering period, together with long-term borrowings, were used to acquire two residential apartment properties prior to October 31, 1979. By October 31, 1980, the Registrant had purchased three additional residential apartment properties. The Registrant currently owns and operates two residential apartment properties (See "Item 2. Description of Properties" for a description of the Registrant's properties).

The General Partner of the Partnership intends to maximize the operating results and, ultimately, the net realizable value of each of the Partnership's properties in order to achieve the best possible return for the investors. Such results may best be achieved by holding and operating the properties or through property sales and/or exchanges, refinancings, debt restructurings or relinquishment of the assets. The Partnership intends to evaluate each of its holdings periodically to determine the most appropriate strategy for each of the assets.

The Registrant has no employees. Management and administrative services are provided by affiliates of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate to provide real estate advisory and asset management services to the Partnership. As advisor, this affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing.

The business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's properties. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Partnership's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for apartments is local.
In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Partnership.

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTIES

The following table sets forth the Partnership's investments in properties:

                       Date of
 Property             Purchase   Type of Ownership           Use

 Bercado Shores       05/31/79  Fee ownership,      Apartment - 234 units
  Mishawaka, Indiana            subject to a first
                                and second mortgage

 Brittany Point (1)   12/31/79  Fee ownership,      Apartment - 431 units
  Huntsville, Alabama           subject to a first
                                and second mortgage

(1) Property is held by a limited partnership in which the Partnership owns a 99% interest.

SCHEDULE OF PROPERTIES:

Set forth below for each of the Partnership's properties is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                 Gross

               Carrying  Accumulated   Useful              Federal

Property         Value   Depreciation   Life    Method    Tax Basis

                   (in thousands)                      (in thousands)

Bercado Shores  $ 4,998   $ 3,713     5-25 yrs   S/L      $ 1,735

Brittany Point   10,607     7,419     5-25 yrs   S/L        4,196

                $15,605   $11,132                         $ 5,931


See "Note B" of the consolidated financial statements included in "Item 7. Financial Statements" for a further description of the Partnership's depreciation policy.

SCHEDULE OF PROPERTY INDEBTEDNESS:

The following table sets forth certain information relating to the loans encumbering the Partnership and properties.


                     Principal                                     Principal

                    Balance At     Stated                           Balance

                   December 31,   Interest   Period    Maturity      Due at

  Property             1998         Rate    Amortized    Date       Maturity

                  (in thousands)                                 (in thousands)

 Bercado Shores

  1st mortgage    $ 3,970           (1)      30 yrs   06/2000      $ 3,919

  2nd mortgage,     1,350         12.50%       (2)    06/1995(3)     1,350

   (in default)


 Brittany Point

  1st mortgage      9,402          7.875%    20 yrs   02/2001        8,873

  2nd mortgage      1,570         12.50%       (2)    12/2000        1,570


 Partnership Debt

   (in default)       371            (4)              11/1997(5)       371


      Total       $16,663                                          $16,083


(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 8.25%, average rate for the year ended December 31, 1998.

(2)  Interest only payments.

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.

(4) Based on the prime rate plus 0.75%; 9.25% average rate for the year ended December 31, 1998.

(5) In November 1997, the Partnership defaulted on payments on its note payable to Angeles Acceptance Pool, L.P.

See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to prepay these loans and other specific loan terms.

SCHEDULE OF AVERAGE RENTAL RATES AND OCCUPANCY:

Average annual rental rates and occupancy for 1998 and 1997 for each property:

                       Average Annual               Average

                        Rental Rates               Occupancy

Property            1998          1997         1998        1997

Bercado Shores   $6,434/unit   $6,316/unit      93%         92%

Brittany Point    6,048/unit    5,785/unit      92%         94%


As noted under "Item 1. Description of Business", the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. Each property is an apartment complex that leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. All of the properties are in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

SCHEDULE OF REAL ESTATE TAXES AND RATES:

Real estate taxes and rates in 1998 for each property were:

                       1998          1998

                      Billing        Rate

                  (in thousands)


Bercado Shores         $253         14.27%

Brittany Point          135          5.80%


CAPITAL IMPROVEMENTS:

Bercado Shores

During 1998, the Partnership completed approximately $86,000 of capital improvements at the property, consisting primarily of appliance, heating unit and water heater replacements. These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,404,000 of capital improvements over the near term. Capital improvements planned for 1999 have yet to be determined.

Brittany Point

During 1998, the Partnership completed approximately $253,000 of capital improvements at the property, consisting primarily of carpet and vinyl replacement, parking area and swimming pool repairs, siding improvements, appliance and heating unit replacements, and other building repairs and improvements. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, landscaping and parking lot upgrades, recreational facility enhancements, roof replacement, and structural improvements. Such improvements are expected to cost approximately $366,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

ITEM 3.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.





                                    PART II


ITEM 5.  MARKET FOR THE PARTNERSHIP EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, currently has 1,313 Limited Partners of record holding 11,759 Units. Affiliates of the General Partner owned 24 Units or .204% at December 31, 1998. During 1998, 96 Limited Partnership Units were abandoned by investors. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions. Consequently, there were no distributions made by the Partnership during either of the years ended December 31, 1998 and 1997.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 1998 was approximately $602,000 as compared to $631,000 for the year ended December 31, 1997. The decrease in net loss was due to an increase in total revenues partially offset by an increase in total expenses. Total revenues increased primarily due to an increase in rental income attributable to the increase in average annual rental rates at both of the Partnership's properties and to the increase in occupancy at Bercado Shores, which more than offset the decrease in occupancy at Brittany Point. The increase in total expenses is due to increases in operating, depreciation, and interest expenses, partially offset by a decrease in property tax expense. The increase in operating expense is due to increases in salaries and related expenses at both of the Partnership's properties, and to an increase in tax service fees paid related to the successful tax appeal on behalf of the Bercado Shores property. The increase in depreciation expense is due to a full year of depreciation taken on assets added in 1997. The increase in interest expense is due to increased default interest charged on the second mortgage note secured by Bercado Shores (see discussion of notes in default below). These decreases were partially offset by a decrease in property tax expense resulting from successful tax appeals.

General and administrative expenses remained constant for the period. Included in general and administrative expenses for the years ended December 31, 1998 and 1997 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At December 31, 1998, the Partnership had cash and cash equivalents of approximately $317,000 as compared to approximately $328,000 at December 31, 1997. The decrease in cash and cash and cash equivalents is due to $339,000 of cash used in investing activities and $286,000 of cash used in financing activities, which was partially offset by $614,000 of cash provided by operating activities (of which $507,000 represents accrued interest owed on notes payable). Cash used in investing activities consisted of capital improvements for both of the Partnership's properties. Cash used in financing activities consisted of principal payments made on mortgages encumbering the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which is the sole shareholder of the General Partner. As a result, IPT became the holder of the AMIT debt. The Partnership had initiated discussions to negotiate a work-out with IPT. IPT has indicated that it is reviewing its options with respect to this second mortgage.

The Partnership's note payable of approximately $565,000, including accrued interest of approximately $194,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including the filing for protection under Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to IPT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at December 31, 1998, and cash flow generated during 1999.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.





ITEM 7.  FINANCIAL STATEMENTS


ANGELES PARTNERS VIII

LIST OF FINANCIAL STATEMENTS


   Report of Ernst & Young LLP, Independent Auditors

   Consolidated Balance Sheet - December 31, 1998

   Consolidated Statements of Operations - Years ended December 31, 1998 and
     1997

   Consolidated Statements of Changes in Partner's Deficit - Years ended
     December 31, 1998 and 1997

   Consolidated Statements of Cash Flows - Years ended December 31, 1998 and
     1997

   Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners VIII


We have audited the accompanying consolidated balance sheet of Angeles Partners VIII as of December 31, 1998, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Angeles Partners VIII at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Angeles Partners VIII will continue as a going concern. As more fully described in Note A, the Partnership has incurred recurring operating losses, is in default on certain indebtedness and does not generate sufficient cash flows to meet current operating requirements, including debt service. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                           /s/ ERNST & YOUNG LLP

Greenville, South Carolina
March 3, 1999



                             ANGELES PARTNERS VIII

                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                               December 31, 1998



Assets

  Cash and cash equivalents                                        $    317

  Receivables and deposits                                              403

  Other assets                                                          119

  Investment properties: (Notes D and G)

    Land                                              $    543

    Buildings and related personal property             15,062

                                                        15,605

    Less accumulated depreciation                      (11,132)       4,473


                                                                   $  5,312


Liabilities and Partners' Deficit


Liabilities

  Accounts payable                                                 $     63

  Tenant security deposit liabilities                                    75

  Accrued property taxes                                                435

  Accrued interest                                                    2,517

  Other liabilities                                                     363

  Notes payable, $1,721 in default                                   16,663

    (Notes A, F, and G)


Partners' Deficit

  General partner                                     $   (182)

  Limited partners (11,759 units

    issued and outstanding)                            (14,622)     (14,804)

                                                                   $  5,312


          See Accompanying Notes to Consolidated Financial Statements




                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                       Years Ended December 31,

                                                           1998         1997

 Revenues:

   Rental income                                       $ 3,730      $ 3,651

   Other income                                            215          206

      Total revenues                                     3,945        3,857


 Expenses:

   Operating                                             1,518        1,470

   General and administrative                              149          145

   Depreciation                                            697          672

   Interest                                              1,894        1,846

   Property taxes                                          289          355

      Total expenses                                     4,547        4,488


 Net loss                                              $  (602)     $  (631)


 Net loss allocated to general partner (1%)            $    (6)     $    (6)

 Net loss allocated to limited partners(99%)              (596)        (625)


                                                       $  (602)     $  (631)


 Net loss per limited partnership unit                 $(50.27)     $(52.72)


          See Accompanying Notes to Consolidated Financial Statements




                             ANGELES PARTNERS VIII

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                        (in thousands, except unit data)



                                  Limited

                                Partnership  General     Limited

                                   Units     Partner     Partners      Total


 Original capital contributions   12,000    $    121    $ 12,000     $ 12,121


 Partners deficit at

   December 31, 1996              11,855    $   (170)   $(13,401)    $(13,571)


 Net loss for the year ended

   December 31, 1997                  --          (6)       (625)        (631)


 Partners' deficit at

   December 31, 1997              11,855        (176)    (14,026)     (14,202)


 Abandonment of limited

   partnership units (Note H)        (96)         --          --           --


 Net loss for the year ended

   December 31, 1998                  --          (6)       (596)        (602)


 Partners' deficit at

   December 31, 1998              11,759    $   (182)   $(14,622)    $(14,804)

          See Accompanying Notes to Consolidated Financial Statements





                             ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)



                                                      Years Ended December 31,

                                                           1998         1997

Cash flows from operating activities:

  Net loss                                             $  (602)     $  (631)

  Adjustments to reconcile net loss to net

   cash provided by operating activities:

    Depreciation                                           697          672

    Amortization of loan costs                              55           55

    Change in accounts:

      Receivables and deposits                            (272)          35

      Other assets                                          12          (13)

      Accounts payable                                      33          (33)

      Tenant security deposit liabilities                    3           10

      Accrued property taxes                                70          (45)

      Accrued interest                                     507          525

      Other liabilities                                    111          101


         Net cash provided by operating activities         614          676


Cash flows from investing activities:

  Property improvements and replacements                  (339)        (311)


         Net cash used in investing activities            (339)        (311)


Cash flows from financing activities:

  Payments on mortgage notes payable                      (286)        (230)


         Net cash used in financing activities            (286)        (230)


Net (decrease) increase in cash and cash equivalents       (11)         135

Cash and cash equivalents at beginning of year             328          193


Cash and cash equivalents at end of year               $   317      $   328

Supplemental disclosure of cash flow information:

  Cash paid for interest                               $ 1,331      $ 1,266


          See Accompanying Notes to Consolidated Financial Statements





                             ANGELES PARTNERS VIII

                   Notes To Consolidated Financial Statements

                               December 31, 1998


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

The Partnership incurred an operating loss of approximately $602,000 for the year ended December 31, 1998, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of $614,000; however, interest of approximately $507,000 was accrued during the year ended December 31, 1998 on a note payable to an affiliate and on the second mortgage securing one of the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $3,242,000, including accrued interest of approximately $1,892,000, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which is the sole shareholder of the General Partner. As a result, IPT became the holder of the AMIT debt. The Partnership had initiated discussions to negotiate a work-out with IPT. IPT has indicated that it is reviewing its options with respect to this second mortgage.

The Partnership's note payable of approximately $565,000, including accrued interest of approximately $194,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including the filing for protection under Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to IPT. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at December 31, 1998, and cash flow generated during 1999.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization: Angeles Partners VIII is a California limited partnership organized on August 7, 1978, to operate residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation ("ARC" or the "General Partner"), which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged with and into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner became a wholly-owned subsidiary of AIMCO. The directors and officers of the General Partner also serve as executive officers of AIMCO (See "Note C - Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to that date. As of December 31, 1998, the Partnership operates two residential properties in Mishawaka, Indiana, and Huntsville, Alabama.

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

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgages, after discounting the scheduled loan payments at an estimated borrowing rate currently available to the Partnership, approximates its carrying balance. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgages and the note payable to AAP as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable for this indebtedness.

Investment Properties: Investment properties, which consist of two apartment complexes, are stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded for the years ended December 31, 1998 and 1997.

Loan Costs: Loan costs, included in other assets, total approximately $370,000, and are being amortized on a straight-line basis over the lives of the related loans. Accumulated amortization is approximately $266,000 and is also included in other assets. Amortization is included in interest expense.

Advertising Costs: The Partnership expenses the costs of advertising as incurred. Advertising expense included in operating expenses was approximately $51,000 and $54,000 for the years ended December 31, 1998 and 1997, respectively.

Leases: The Partnership generally leases apartment units for lease terms of twelve months or less. The Partnership recognizes income as earned on leases. The General Partner finds it necessary to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (See "Note I" for required disclosures).

Reclassifications: Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in IPT, the sole shareholder of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - NOTES PAYABLE

The principle terms of notes payable are as follows:

                  Principal    Monthly                          Principal
                  Balance At   Payment    Stated                 Balance
                 December 31, Including  Interest   Maturity      Due At
Property             1998      Interest    Rate       Date       Maturity
                     (in thousands)                           (in thousands)
Bercado Shores
  1st mortgage     $ 3,970    $    34(b)   (a)     6/2000       $ 3,919
  2nd mortgage,      1,350         --    12.50%    6/1995(c)      1,350
    (in default)

Brittany Point
  1st mortgage       9,402         81(b)  7.875%   2/2001         8,873
  2nd mortgage       1,570         --    12.50%    12/2000        1,570

Partnership Debt
    (in default)       371         --       (d)    11/1997(e)       371

     Totals        $16,663    $   115                           $16,083

(a) Based on the one-year Treasury Constant Maturities rate plus 3%; 8.25%, average rate for the year ended December 31, 1998.

(b) Interest only payments.

(c) In March 1993, the Partnership defaulted on payments on the second trust deed from AMIT on Bercado Shores (see "Note A").

(d) Based on the prime rate plus 0.75%; 9.25%, average rate for the year ended December 31, 1998.

(e) In November 1997, the Partnership defaulted on payments on its note payable to Angeles Acceptance Pool, L.P. (see "Note A").

The mortgage notes payable are secured by certain of the Partnership's investment properties and by pledge of revenues from the respective investment properties.

Scheduled principal payments of mortgage notes payable subsequent to December 31, 1998 are as follows (in thousands):


      1999        $ 2,027

      2000          5,740

      2001          8,896

                  $16,663


NOTE E - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):


                                               1998         1997


 Net loss as reported                        $  (602)     $  (631)

 Add (deduct):

  Depreciation differences                        87           82

  Unearned income                                 16           60

  Other                                           --           --

  Accruals and prepaids                           16          (23)


 Federal taxable loss                        $  (483)     $  (512)


 Federal taxable loss

  per limited partnership unit               $(36.82)     $(42.79)



The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net deficiency (in thousands):


 Net deficiency as reported                  $(14,804)

 Land and buildings                             1,854

 Accumulated depreciation                        (396)

 Syndication and distribution costs             1,318

 Other                                            117

   Net deficiency - Federal tax basis        $(11,911)


NOTE F - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and/or its affiliates during the years ended December 31, 1998 and 1997, respectively:

                                                              1998      1997
                                                              (in thousands)

Property management fees, included in operating expenses    $199       $194
Reimbursement for services of affiliates
 (including approximately $13,000 and $15,000 of
 reimbursement for construction oversight costs in
 1998 and 1997, respectively) included in operating
 and general administrative expenses and
 investment properties                                       113        120

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates $199,000 and $194,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $113,000 and $120,000 for the years ended December 31, 1998 and 1997, respectively.

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

In June 1990, AMIT provided secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at December 31, 1998, of which $1,350,000 was in default at December 31, 1998 (see "Note A"). Total interest expense related to this debt was approximately $709,000 and $632,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest related to this debt was approximately $2,231,000 at December 31, 1998. As discussed in "Note A", IPT is now the holder of the AMIT debt.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at December 31, 1998 and is in default due to non-payment upon maturity in November 1997 (see "Note A"). Interest is accruing monthly at prime plus 0.75% (9.25%, average rate for the year ended December 31, 1998). Total interest expense for this loan was approximately $35,000 for each of the years ended December 31, 1998 and 1997. Total accrued interest for this loan was approximately $194,000 at December 31, 1998.

NOTE G - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                    Initial Cost

                                    To Partnership

                                   (in thousands)


                                            Buildings         Cost

                                           and Related     Capitalized

                                             Personal     Subsequent to

 Description       Encumbrances    Land      Property      Acquisition

                  (in thousands)                         (in thousands)

 Bercado Shores   $ 5,320         $   212    $ 4,048        $   738

 Brittany Point    10,972             331      7,932          2,344


  Totals          $16,292         $   543    $11,980        $ 3,082






                    Gross Amount At Which Carried

                        At December 31, 1998

                           (in thousands)


                              Buildings

                                 And

                               Related

                              Personal           Accumulated     Date of      Date   Useful

    Description       Land    Property   Total   Depreciation  Construction Acquired  Life

                                                (in thousands)


Bercado Shores      $   212   $ 4,786   $ 4,998  $ 3,713           1974     05/31/79  5-25


Brittany Point          331    10,276    10,607    7,419           1977     12/31/79  5-25


Totals              $   543   $15,062   $15,605  $11,132




Reconciliation of "Real Estate and Accumulated Depreciation":


                                    Years Ended December 31,

                                       1998         1997

                                        (in thousands)

Real Estate

Balance at beginning of year         $15,266      $14,955

    Property improvements                339          311

Balance at end of year               $15,605      $15,266


Accumulated Depreciation

Balance at beginning of year         $10,435      $ 9,763

   Current year expense                  697          672

Balance at end of year               $11,132      $10,435


The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1998 and 1997, was approximately $17,459,000 and $17,029,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1998 and 1997, was approximately $11,528,000 and $10,918,000, respectively.

NOTE H - ABANDONED LIMITED PARTNERSHIP UNITS

In 1998, the number of Limited Partnership Units decreased by 96 units due to limited partners abandoning their units. In abandoning his or her Limited Partnership Unit, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. However, during the year of abandonment, the Limited Partner will still be allocated his or her share of the income or loss for the year. The loss per limited partnership unit in the accompanying consolidated statements of operations for the year ended December 31, 1998 is calculated based on the number of units outstanding at the beginning of the year.

NOTE I - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues: As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Mishawaka, Indiana and Huntsville, Alabama. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the years 1998 and 1997 (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.

 1998
                                         Residential     Other        Totals
 Rental income                           $ 3,730      $    --      $ 3,730
 Other income                                207            8          215
 Interest expense                          1,859           35        1,894
 Depreciation                                697           --          697
 General and administrative expense           --          149          149
 Segment loss                               (426)        (176)        (602)
 Total assets                              5,114          198        5,312
 Capital expenditures for investment
  properties                                 339           --          339

 1997
                                         Residential     Other        Totals
 Rental income                           $ 3,651      $    --      $ 3,651
 Other income                                203            3          206
 Interest expense                          1,811           35        1,846
 Depreciation                                672           --          672
 General and administrative expense           --          145          145
 Segment loss                               (454)        (177)        (631)
 Total assets                              5,374          102        5,476
 Capital expenditures for investment
  properties                                 311           --          311

NOTE J - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.



ITEM 8.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.




                                    PART III


ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Angeles Partners VIII (the "Registrant" or "Partnership") has no officers or directors. Angeles Realty Corporation, Inc. (the "General Partner") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO").

The names of the directors and officers of the General Partner, their ages, and the nature of all positions presently held by them are set forth below:

        Name           Age                  Position

 Patrick J. Foye       41   Executive Vice President and Director

 Timothy R. Garrick    42   Vice President - Accounting and Director

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.

ITEM 10. EXECUTIVE COMPENSATION

The Registrant was not required to and did not pay any remuneration to officers or directors of the General Partner during 1998 or 1997. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than five percent of the Limited Partnership Units of the Registrant as of December 31, 1998.

             Entity                Number of Units   Percentage

Insignia Properties LP ("IPLP")          24            .204%
55 Beattie Place
Greenville, SC 29601

IPLP is indirectly ultimately owned by AIMCO.

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 0.204% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No transactions have occurred between the Partnership and any officer or director of the General Partner.

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates of the General Partner for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and/or its affiliates during the years ended December 31, 1998 and 1997, respectively:

                                                             1998      1997
                                                             (in thousands)

Property management fees                                   $199       $194
Reimbursement for services of affiliates
 (including $13,000 and $15,000 of reimbursements
 for construction oversight costs in 1998 and 1997,
 respectively)                                              113        120

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates $199,000 and $194,000 for the years ended December 31, 1998 and 1997, respectively.

Affiliates of the General Partner received reimbursements of accountable administrative expenses amounting to approximately $113,000 and $120,000 for the years ended December 31, 1998 and 1997, respectively.

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

In June 1990, Angeles Mortgage Investment Trust ("AMIT") provided secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at December 31, 1998, of which $1,350,000 was in default at December 31, 1998 (see "Note A"). Total interest expense related to this debt was approximately $709,000 and $632,000 for the years ended December 31, 1998 and 1997, respectively. Accrued interest related to this debt was approximately $2,231,000 at December 31, 1998. AMIT merged into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner, in September 1998; therefore, IPT is now the holder of the AMIT debt.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at December 31, 1998 and is in default due to non-payment upon maturity in November 1997. Interest is accruing monthly at prime plus 0.75% (9.25%, average rate for the year ended December 31, 1998). Total interest expense for this loan was approximately $35,000 for each of the years ended December 31, 1998 and 1997. Total accrued interest for this loan was approximately $194,000 at December 31, 1998.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    See Exhibit Index contained herein for listing of exhibits.

(b) Reports on Form 8-K filed during the fourth quarter of 1998:

    Current Report on Form 8-K dated as of October 1, 1998 and filed on October 16, 1998, disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           ANGELES PARTNERS VIII LIMITED PARTNERSHIP


                           By: Angeles Realty Corporation
                               General Partner


                           By: /s/ Patrick J. Foye
                               Patrick J. Foye
                               Executive Vice President


                           By: /s/ Timothy R. Garrick
                               Timothy R. Garrick
                               Vice President - Accounting


                           Date: March 29, 1999




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/ Patrick J. Foye       Executive Vice President      Date: March 29, 1999
Patrick J. Foye           and Director

/s/ Timothy R. Garrick    Vice President - Accounting   Date: March 29, 1999
Timothy R. Garrick        and Director


                                 EXHIBIT INDEX

EXHIBIT

 2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT, incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

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