Form 10QSB
period 1999-03-31
ANGELES PARTNERS VIII
filed 1999-05-17
CIK 276779

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


                 For the quarterly period ended March 31, 1999


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                    For the transition period         to
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

                        (in thousands, except unit data)
                                 March 31, 1999




Assets

  Cash and cash equivalents                                        $    280

  Receivables and deposits                                              536

  Other assets                                                          124

  Investment properties:

     Land                                           $    543

     Buildings and related personal property          15,123

                                                      15,666

     Less accumulated depreciation                   (11,302)         4,364


                                                                   $  5,304
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                 $     75

  Tenant security deposit liabilities                                    78

  Accrued property taxes                                                540

  Accrued interest                                                    2,655

  Other liabilities                                                      55

  Due to affiliates                                                     349

  Notes payable, $1,721 in default                                   16,587

Partners' Deficit

  General partner                                   $   (184)

  Limited partners (11,855 units issued              (14,851)       (15,035)

     and outstanding)

                                                                   $  5,304


          See Accompanying Notes to Consolidated Financial Statements

b)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                   Three Months Ended

                                                       March 31,

                                                    1999       1998

Revenues:

  Rental income                                    $   928     $   916

  Other income                                          56          50

    Total revenues                                     984         966

Expenses:

  Operating                                            404         383

  General and administrative                            49          36

  Depreciation                                         170         168

  Interest                                             477         472

  Property taxes                                       115         126

    Total expenses                                   1,215       1,185

Net loss                                           $  (231)    $  (219)


Net loss allocated to general partner (1%)         $    (2)    $    (2)

Net loss allocated to limited partners (99%)          (229)       (217)


                                                   $  (231)    $  (219)


Net loss per limited partnership unit              $(19.47)    $(18.29)


          See Accompanying Notes to Consolidated Financial Statements

c)
                             ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)

                   For the Three Months Ended March 31, 1999
                        (in thousands, except unit data)



                                 Limited

                               Partnership  General    Limited

                                  Units     Partner   Partners     Total


Original capital contributions  12,000      $  121   $  12,000  $  12,121

Partners' deficit at

  December 31, 1998             11,759      $ (182)  $ (14,622) $ (14,804)

Net loss for the three months

  ended March 31, 1999              --          (2)       (229)      (231)

Partners' deficit at

   March 31, 1999               11,759      $ (184)  $ (14,851) $ (15,035)

          See Accompanying Notes to Consolidated Financial Statements

d)
                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                         Three Months Ended

                                                              March 31,

                                                          1999       1998

Cash flows from operating activities:

  Net loss                                               $  (231)   $  (219)

  Adjustments to reconcile net loss to net cash provided by operating activities:

   cash provided by operating activities:

     Depreciation                                            170        168

     Amortization of loan costs                               14         14

     Change in accounts:

      Receivables and deposits                              (133)      (119)

      Other assets                                           (19)        10

      Accounts payable                                        12         68

      Tenant security deposit liabilities                      3          4

      Accrued property taxes                                 105        126

      Accrued interest                                       138        119

      Other liabilities                                        6         (7)

      Due to affiliates                                       35         26


          Net cash provided by operating activities          100        190


Cash flows from investing activities:

  Property improvements and replacements                     (61)       (72)


          Net cash used in investing activities              (61)       (72)


Cash flows from financing activities:

  Payments on notes payable                                  (76)       (68)


          Net cash used in financing activities              (76)       (68)


Net (decrease) increase in cash and cash equivalents         (37)        50


Cash and cash equivalents at beginning of period             317        328


Cash and cash equivalents at end of period               $   280    $   378


Supplemental disclosure of cash flow information:

  Cash paid for interest                                 $   326    $   339


          See Accompanying Notes to Consolidated Financial Statements


                             ANGELES PARTNERS VIII

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                 March 31, 1999


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

The Partnership incurred an operating loss of approximately $231,000 for the three months ended March 31, 1999, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of approximately $100,000; however, interest of approximately $138,000 was accrued during the three months ended March 31, 1999 on a note payable and on the second mortgage securing one of the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $3,372,000, including accrued interest of approximately $2,022,000, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. The Partnership has initiated discussions to negotiate a work-out with AIMCO. AIMCO has indicated that it is reviewing its options with respect to this second mortgage including, seeking to obtain a deed-in-lieu of foreclosure with respect to Bercado Shores Apartments. To the extent the second mortgage would be foreclosed upon or deeded to AIMCO pursuant to a deed-in-lieu of foreclosure, the Partnership would remain liable for any deficiency.

The Partnership's note payable of approximately $572,000, including accrued interest of approximately $201,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including filing for protection under Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AIMCO. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at March 31, 1999, and cash flow generated during 1999.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

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

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into Apartment Investment and Management Company, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired a 100% ownership interest of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE D - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates of the General Partner for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following payments were paid or accrued to the General Partner and its affiliates during the three months ended March 31, 1999 and 1998, respectively:

                                                    1999         1998
                                                     (in thousands)
  Property management fees, included in             $52           $49
   operating expenses
  Reimbursement for services of affiliates,
   included in operating and general and
   administrative expenses                           36            29


Included in "Reimbursements for services of affiliates" is approximately $3,000 in construction oversight costs for the three months ended March 31, 1998. No such costs were incurred for the three months ended March 31, 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates $52,000 and $49,000 for the three months ended March 31, 1999 and 1998, respectively.

Affiliates of the General Partner were entitled to or received reimbursements of accountable administrative expenses amounting to approximately $36,000 and $29,000 for the three months ended March 31, 1999 and 1998, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment properties. Total indebtedness was $2,920,386 at March 31, 1999, of which $1,350,000 is in default at March 31, 1999 (see "Note A"). Total interest expense related to this debt was approximately $189,000 and $170,000 for the three years ended March 31, 1999 and 1998, respectively. Accrued interest related to this debt was approximately $2,361,000 at March 31, 1999. As discussed in "Note A", AIMCO is now the holder of the AMIT debt.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at March 31, 1999 and is in default due to non-payment upon maturity in November 1997 (see "Note A"). Interest is accruing monthly at prime plus 0.75% (9.25%, average rate at March 31, 1999). Total interest expense for this loan was approximately $7,000 and $9,000 for each of the three months ended March 31, 1999 and 1998, respectively. Total accrued interest for this loan was approximately $201,000 at March 31, 1999.

NOTE E - SEGMENT INFORMATION

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of two apartment complexes in Mishawaka, Indiana and Huntsville, Alabama. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

The Partnership's reportable segment consists of investment properties that offer similar products and services. Although each of the investment properties is managed separately, they have been aggregated into one segment as they provide services with similar types of products and customers.

Segment information for the three months ended March 31, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


1999
                                       Residential    Other     Totals
Rental income                         $   928      $    --   $   928
Other income                               55            1        56
Interest expense                          470            7       477
Depreciation                              170           --       170
General and administrative expense         --           49        49
Segment loss                             (176)         (55)     (231)
Total assets                            5,129          175     5,304
Capital expenditures for investment
properties                                 61           --        61

1998
                                       Residential    Other     Totals
Rental income                         $   916      $    --   $   916
Other income                               48            2        50
Interest expense                          463            9       472
Depreciation                              168           --       168
General and administrative expense         --           36        36
Segment loss                             (176)         (43)     (219)
Total assets                            5,249          276     5,525
Capital expenditures for investment
properties                                 72           --        72


NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time.
The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1999 and 1998:

                                              Average Occupancy
                                             1999            1998
Bercado Shores Apartments
  Mishawaka, Indiana                         90%             93%

Brittany Point Apartments
  Huntsville, Alabama                        95%             91%

The increase in occupancy at Brittany Point Apartments is attributable to an increase in concessions offered to attract new tenants.

Results of Operations

The Partnership realized a net loss of approximately $231,000 for the three months ended March 31, 1999, compared to a net loss of approximately $219,000 for the three months ended March 31, 1998. The increase in net loss is the result of an increase in total expenses, partially offset by an increase in total revenues. Total revenues increased primarily due to an increase in rental income. The increase in rental income is primarily attributable to an increase in average annual rental rates at both of the Partnership's properties and an increase in occupancy at Brittany Point.

Total expenses increased primarily due to increases in operating and general and administrative expenses, which was partially offset by a decrease in property taxes. The increase in operating expense is primarily attributable to increases in advertising and contract services at Brittainy Point and increases in utilities and salaries and related expenses at Bercado Shores. In addition, maintenance expense increased at Bercado Shores due to repair expenses exceeding insurance proceeds relating to a windstorm, which occurred in the fourth quarter of 1998. These increases in expenses were partially offset by a decrease in tax service fees, which were paid in 1998 to defend a tax appeal at Bercado Shores.

The increase in general and administrative expense is primarily due to an increase in reimbursement for services of affiliates and legal expense. Property taxes decreased due to the successful appeal of tax rates at Bercado Shores in 1998.

Included in general and administrative expenses for each of the three month periods ended March 31, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $280,000 as compared to approximately $378,000 at March 31, 1998. Cash and cash equivalents decreased approximately $37,000 for the period ended March 31, 1999, from the Registrant's fiscal year end and is primarily due to $76,000 of cash used in financing activities and $61,000 of cash used in investing activities, which was partially offset by $100,000 of cash provided by operating activities (of which $138,000 represents accrued interest owed on notes payable). Cash used in financing activities consisted of principal payments made on mortgages encumbering the Partnership's properties. Cash used in investing activities consisted of property improvements and replacements for both of the Partnership's properties. The Partnership invests its working capital reserves in money market accounts.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AIMCO. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at March 31, 1999, and cash flow generated during 1999. Capital improvements planned for each of the Registrant's properties are detailed below.

Bercado Shores Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,404,000 of capital improvements over the near term. Complete capital improvements planned for 1999 have yet to be determined. As of March 31, 1999, the Partnership has started approximately $28,000 of capital improvements at the property, consisting primarily of appliance and flooring replacements. These improvements were funded from operating cash flow.

Brittany Point Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the near term. Capital improvements planned for 1999 include, but are not limited to, carpet and vinyl replacement, landscaping and parking lot upgrades, recreational facility enhancements, roof replacement, and structural improvements. Such improvements are expected to cost approximately $366,000. As of March 31, 1999, the Partnership completed approximately $33,000 of capital improvements at the property, consisting primarily of flooring, appliance and heating unit replacements. These improvements were funded from operating cash flow.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

With respect to the Partnership as a whole the sufficiency of existing liquid assets to meet future debt requirements is directly related to the level of recourse and non-recourse debt at the Partnership level. The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into AIMCO, a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT note. The Partnership has initiated discussions to negotiate a work-out with AIMCO. AIMCO has indicated that it is reviewing its options with respect to this second mortgage including, seeking to obtain a deed-in-lieu of foreclosure with respect to Bercado Shores Apartments. To the extent the second mortgage would be foreclosed upon or deeded to AIMCO pursuant to a deed-in-lieu of foreclosure, the Partnership would remain liable for any deficiency.

The Partnership's note payable of approximately $572,000, including accrued interest of approximately $201,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

There can be no assurance that these negotiations with the lenders will be successful. If the Partnership is unable to successfully complete its negotiations with either or both of the lenders, the Partnership will be required to explore other alternatives, including the filing for protection under Chapter 11 of the Federal Bankruptcy Code, or it is likely that the Partnership's properties will be lost through foreclosure. No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing. As a result of the above, there is substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classifications of liabilities that may result from these uncertainties.

There were no distributions paid for the three months ended March 31, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current financial condition and the default on the AMIT mortgage and the AAP note, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

Potential Tender Offer

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 0.204% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire additional limited partnership interests in the Partnership for cash or preferred units or common units of limited partnership interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:


               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended March 31, 1999.


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


                              ANGELES PARTNERS VIII LIMITED PARTNERSHIP


                              By:  Angeles Realty Corporation
                                   General Partner


                              By:  /s/ Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/ Carla R. Stoner
                                   Carla R. Stoner
                                   Senior Vice President - Finance
                                   and Administration


                              Date: May 17, 1999