Form 10QSB
period 1999-06-30
ANGELES PARTNERS VIII
filed 1999-08-12
CIK 276779

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

                  For the quarterly period ended June 30, 1999

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

                        55 Beattie Place, P.O. Box 1089,
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

                        (in thousands, except unit data)
                                 June 30, 1999


Assets

  Cash and cash equivalents                                        $    286

  Receivables and deposits                                              299

  Other assets                                                          138

  Investment properties:

     Land                                           $    543

     Buildings and related personal property          15,192

                                                      15,735

     Less accumulated depreciation                   (11,482)         4,253


                                                                   $  4,976
Liabilities and Partners' Deficit

Liabilities

  Accounts payable                                                 $    156

  Tenant security deposit liabilities                                    77

  Accrued property taxes                                                247

  Accrued interest                                                    2,798

  Other liabilities                                                      47

  Due to affiliates                                                     355

  Notes payable, $1,721 in default                                   16,510

Partners' Deficit

  General partner                                   $   (186)

  Limited partners (11,759 units issued              (15,028)

     and outstanding)                                               (15,214)

                                                                   $  4,976



          See Accompanying Notes to Consolidated Financial Statements
b)
                             ANGELES PARTNERS VIII

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended        Six Months Ended

                                      June 30,                 June 30,

                                  1999        1998        1999         1998

Revenues:

  Rental income                 $   945    $   927      $ 1,873     $ 1,843

  Other income                       53         58          109         108

       Total revenues               998        985        1,982       1,951

Expenses:

  Operating                         388        442          792         825

  General and administrative         22         44           71          80

  Depreciation                      180        168          350         336

  Interest                          481        476          958         948

  Property taxes                    106          5          221         131

       Total expenses             1,177      1,135        2,392       2,320

Net loss                        $  (179)   $  (150)     $  (410)    $  (369)

Net loss allocated to general

 partner (1%)                   $    (2)   $    (2)     $    (4)    $    (4)

Net loss allocated to limited

 partners (99%)                    (177)      (148)        (406)       (365)

                                $  (179)   $  (150)     $  (410)    $  (369)

Net loss per limited

 partnership unit               $(15.05)   $(12.52)     $(34.52)    $(30.81)


          See Accompanying Notes to Consolidated Financial Statements
c)
                             ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited

                               Partnership   General     Limited

                                  Units      Partner    Partners      Total


Original capital contributions    12,000      $  121    $  12,000  $  12,121

Partners' deficit at

  December 31, 1998               11,759      $ (182)   $ (14,622) $ (14,804)

Net loss for the six months

  ended June 30, 1999                 --          (4)        (406)      (410)

Partners' deficit at

   June 30, 1999                  11,759      $ (186)   $ (15,028) $ (15,214)


          See Accompanying Notes to Consolidated Financial Statements
d)
                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                          Six Months Ended

                                                              June 30,

                                                         1999          1998

Cash flows from operating activities:

  Net loss                                            $  (410)       $  (369)

   Adjustments to reconcile net loss to net

   cash provided by operating activities:

     Depreciation                                         350            336

     Amortization of loan costs                            28             28

     Change in accounts:

       Receivables and deposits                           104           (122)

       Other assets                                       (47)             8

       Accounts payable                                    93             96

       Tenant security deposit liabilities                  2              6

       Accrued property taxes                            (188)            14

       Accrued interest                                   281            244

       Other liabilities                                   (2)             6

       Due to affiliates                                   41             54

          Net cash provided by operating activities       252            301

Cash flows used in investing activities:

  Property improvements and replacements                 (130)          (110)

Cash flows used in financing activities:

  Payments on notes payable                              (153)          (138)

Net (decrease) increase in cash and cash equivalents      (31)            53

Cash and cash equivalents at beginning of period          317            328

Cash and cash equivalents at end of period            $   286        $   381

Supplemental disclosure of cash flow information:

  Cash paid for interest                              $   650        $   676

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

                                 June 30, 1999


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

The Partnership incurred an operating loss of approximately $410,000 for the six months ended June 30, 1999, and Angeles Realty Corporation (the "General Partner") expects this trend to continue. The Partnership realized net cash from operations of approximately $252,000; however, interest of approximately $281,000 was accrued during the six months ended June 30, 1999 on a note payable and on the second mortgage securing one of the Partnership's investment properties.

The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $3,508,000, including accrued interest of approximately $2,158,000, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt.

The Partnership's note payable of approximately $580,000, including accrued interest of approximately $209,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AIMCO. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at June 30, 1999, and cash flow generated during 1999.

No other sources of additional financing are apparent and the General Partner currently has not developed alternative plans to remedy the liquidity problems the Partnership is currently experiencing. The Partnership's financial statements have expressed an exception as to the Partnership's ability to continue as a going concern since 1992. The Partnership's debt that is held by AIMCO has been in payment default since 1993. Such holder has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness imminently, and such exercise will result in the Partnership's loss of its properties, the loss by limited partners of their investment in the Partnership, and certain adverse tax consequences to the limited partners. The General Partner has determined that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, the General Partner intends to execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

While the description set forth below is a general description of adverse tax consequences that a limited partner may suffer as a result of the exercise of such remedies, each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. A transfer of the Partnership's properties in satisfaction of indebtedness will result in the deemed sale or exchange of the properties, thereby resulting in taxable gain to the extent that the amount of the indebtedness exceeds the tax basis (which has been reduced because of prior years depreciation deductions) of the properties. This taxable gain will pass through to the limited partners, thereby effectively resulting in the recapture of prior years depreciation deductions. This may result in income tax liability to the limited partners without any distribution of cash from the Partnership.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from this uncertainty.

NOTE B - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

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

NOTE C - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest of the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

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

The following payments were paid or accrued to the General Partner and its affiliates during the six months ended June 30, 1999 and 1998, respectively:

                                                         1999            1998
                                                            (in thousands)
  Property management fees, included in
   operating expenses                                    $102            $98
  Reimbursement for services of affiliates,
   included in operating and general and
   administrative expenses                                 44             65

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $102,000 and $98,000 for the six months ended June 30, 1999 and 1998, respectively.

Affiliates of the General Partner were entitled to or received reimbursements of accountable administrative expenses amounting to approximately $44,000 and $65,000 for the six months ended June 30, 1999 and 1998, respectively. Included in these expenses is approximately $3,000 and $12,000 in construction oversight costs for the six months ended June 30, 1999 and 1998, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment properties. Total indebtedness was approximately $2,920,000 at June 30, 1999, of which approximately $1,350,000 is in default at June 30, 1999 (see "Note A"). Total interest expense related to this debt was approximately $384,000 and $345,000 for the six months ended June 30, 1999 and 1998, respectively. Accrued interest related to this debt was approximately $2,497,000 at June 30, 1999. As discussed in "Note A", AIMCO is now the holder of the AMIT debt.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc.("AAD"), which is wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at June 30, 1999 and is in default due to non-payment upon maturity in November 1997 (see "Note A"). Interest is accruing monthly at prime plus 0.75% (8.50%, average rate at June 30, 1999). Total interest expense for this loan was approximately $15,000 and $17,000 for the six months ended June 30, 1999 and 1998, respectively. Total accrued interest for this loan was approximately $209,000 at June 30, 1999. See "Note A" for a discussion of the current status of such indebtedness.

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

Segment information for the six months ended June 30, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

1999
                                         Residential     Other        Totals

Rental income                            $ 1,873      $    --      $ 1,873
Other income                                 106            3          109
Interest expense                             943           15          958
Depreciation                                 350           --          350
General and administrative expense            --           71           71
Segment loss                                (327)         (83)        (410)
Total assets                               4,818          158        4,976
Capital expenditures for investment
     properties                              130           --          130

1998
                                         Residential     Other        Totals

Rental income                            $ 1,843      $    --      $ 1,843
Other income                                 103            5          108
Interest expense                             931           17          948
Depreciation                                 336           --          336
General and administrative expense            --           80           80
Segment loss                                (277)         (92)        (369)
Total assets                               5,144          282        5,426
Capital expenditures for investment
   properties                                110           --          110

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

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1999 and 1998:

                                                Average Occupancy
                                               1999            1998
Bercado Shores Apartments
  Mishawaka, Indiana                            90%             94%

Brittany Point Apartments
  Huntsville, Alabama                           95%             91%

The decrease in occupancy at Bercado Shores is primarily due to the cash flow problems at the property which has affected the property's ability to fund all of the required capital expenditures (see "Note A"). As a result, this has affected the property's lease renewals and its ability to attract new tenants. The increase in occupancy at Brittany Point Apartments is attributable to an increase in concessions offered to attract new tenants.

Results of Operations

The Partnership's net loss for the six months ended June 30, 1999 was approximately $410,000 compared to approximately $369,000 for the corresponding period in 1998. The Partnership recorded a net loss of approximately $179,000 for the three months ended June 30, 1999 compared to a net loss of approximately $150,000 for the corresponding period in 1998. The increase in net loss for the three and six months ended June 30, 1999 compared to the corresponding periods in 1998 is the result of an increase in total expenses, partially offset by a slight increase in total revenues.

Total expenses increased primarily due to an increase in property tax expense. During the second quarter of 1998, Bercado Shores successfully appealed an increase in its property tax assessment value. The property received a credit on its 1998 property tax bill, a portion of which related to the 1997 tax year. The full amount of the credit was applied against property tax expense for the six months ended June 30, 1998 resulting in a lower than normal expense for that period. The increase in total expenses is slightly offset by an increase in total revenues due to an increase in rental income. Rental income increased due to an increase in annual rental rates at both properties and an increase in occupancy at Brittany Point, which more than offset the decline in occupancy at Bercado Shores.

Included in general and administrative expenses for each of the six month periods ended June 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $286,000 as compared to approximately $381,000 at June 30, 1998. Cash and cash equivalents decreased approximately $31,000 for the six months ended June 30, 1999 from the Registrant's fiscal year end. This decrease was primarily due to approximately $153,000 of net cash used in financing activities and approximately $130,000 of cash used in investing activities, which is partially offset by approximately $252,000 of cash provided by operating activities. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. Cash used in investing activities consisted of property improvements and replacements. The Registrant invests its working capital reserves in money market accounts.

With respect to the Partnership's two apartment complexes, the sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The General Partner anticipates that Brittany Point will generate sufficient cash flows for the next twelve months to meet its operating expenses, debt service requirements and to fund capital expenditures. The General Partner anticipates that Bercado Shores will generate sufficient cash flows for the next twelve months to cover its operating expenditures, however, it is not expected to be able to completely fund desired capital expenditures or to pay its scheduled debt service on its second mortgage to AIMCO. The Partnership's plan is to fund these items to the extent of available cash flow. The Partnership will fund its administrative expenses for the next twelve months by using cash on hand at June 30, 1999 and cash flow generated during 1999 (see "Note A"). Capital improvements planned for each of the Registrant's properties are detailed below.

Bercado Shores: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $1,404,000 of capital improvements over the next few years. Total amount of capital improvements planned for 1999 have yet to be determined. As of June 30, 1999, the Partnership has started approximately $54,000 of capital improvements at the property which include certain of the required improvements and consist primarily of appliance and flooring replacements. These improvements were funded from operating cash flow.

Brittany Point: Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $301,000 of capital improvements over the next few years. The Partnership has budgeted for 1999, but is not limited to, capital improvements of approximately $366,000 which include certain of the required improvements and consist of carpet and vinyl replacement, landscaping and parking lot upgrades, recreational facility enhancements, roof replacement, and structural improvements. As of June 30, 1999, the Partnership completed approximately $76,000 of capital improvements at the property consisting primarily of flooring, appliance and heating and air/heating unit replacements. These improvements were funded from operating cash flow.

The additional capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and Partnership reserves.

With respect to the Partnership as a whole the sufficiency of existing liquid assets to meet future debt requirements is directly related to the level of recourse and non-recourse debt at the Partnership level. The Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of $1,350,000 plus accrued interest of approximately $2,158,000, which is secured by Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into AIMCO, a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT note.

The Partnership's note payable of approximately $580,000, including accrued interest of approximately $209,000, due to Angeles Acceptance Pool, L.P. ("AAP") matured in November of 1997. The Partnership is currently in negotiations with the lender and hopes to either extend this note or settle the liability at a reduced amount.

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

The Partnership's financial statements have expressed an exception as to the Partnership's ability to continue as a going concern since 1992. The Partnership's debt that is held by AIMCO has been in payment default since 1993. Such holder has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness imminently, and such exercise will result in the Partnership's loss of its properties, the loss by limited partners of their investment in the Partnership, and certain adverse tax consequences to the limited partners. The General Partner has determined that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, the General Partner intends to execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

While the description set forth below is a general description of adverse tax consequences that a limited partner may suffer as a result of the exercise of such remedies, each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. A transfer of the Partnership's properties in satisfaction of indebtedness will result in the deemed sale or exchange of the properties, thereby resulting in taxable gain to the extent that the amount of the indebtedness exceeds the tax basis (which has been reduced because of prior years depreciation deductions) of the properties. This taxable gain will pass through to the limited partners, thereby effectively resulting in the recapture of prior years depreciation deductions. This may result in income tax liability to the limited partners without any distribution of cash from the Partnership.

There were no distributions paid for the six months ended June 30, 1999 or 1998. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sales. The Registrant's distribution policy will be reviewed on a quarterly basis. However, based on the current financial condition and the default on the AMIT mortgage and the AAP note and the imminent exercise of remedies thereon, it is unlikely that a distribution will be made by the Registrant in the foreseeable future.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

b)   Reports on Form 8-K:

     None filed during the quarter ended June 30, 1999.


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

                              Date:     August 12, 1999