Form 10QSB
period 1999-09-30
ANGELES PARTNERS VIII
filed 1999-11-19
CIK 276779

FORM 10-QSB---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT



                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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



ITEM 1.   FINANCIAL STATEMENTS


a)

                             ANGELES PARTNERS VIII
            CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                 (in thousands)

                               September 30, 1999

Assets

  Cash and cash equivalents                                     $   226

  Receivables and deposits                                          206

  Other assets                                                       34

  Investment property, net of accumulated

  depreciation                                                    1,206


                                                                  1,672
Liabilities

  Accounts payable                                                   16

  Tenant security deposits                                           30

  Accrued property taxes                                            344

  Other liabilities                                                  19

  Accrued interest                                                2,547

  Mortgage and notes payable ($1,721 in

  default)                                                        5,637

  Estimated costs during the period of

  liquidation                                                       210

                                                                  8,803

Net liabilities in liquidation                                  $(7,131)


          See Accompanying Notes to Consolidated Financial Statements

b)

                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                       1999        1998        1999        1998
Revenues:
Rental income                        $  945     $    945    $ 2,818     $ 2,788
Other income                             54           54        163         162
Total revenues                          999          999      2,981       2,950

Expenses:
Operating                               384          395      1,176       1,220
General and administrative               37           29        108         109
Depreciation                            185          178        535         514
Interest                                481          472      1,439       1,420
Property taxes                          105          114        326         245
Total expenses                        1,192        1,188      3,584       3,508

Loss before extraordinary item         (193)        (189)      (603)       (558)

Extraordinary gain on conversion to
minority interest (Note A)            8,486           --      8,486          --
Net income (loss)                   $ 8,293     $   (189)   $ 7,883     $  (558)

Net income (loss) allocated
to general partner                  $   180     $     (2)   $   176     $    (6)

Net income (loss) allocated
to limited partners                   8,113         (187)     7,707        (552)

                                    $ 8,293     $   (189)   $ 7,883     $  (558)
Net income (loss) per limited
partnership unit:

Loss before extraordinary item      $(16.25)    $ (15.90)   $(50.77)    $(46.94)

Extraordinary gain on conversion to
minority interest                    706.18           --     706.18          --
                                    $689.93     $ (15.90)   $655.41     $(46.94)


          See Accompanying Notes to Consolidated Financial Statements

c)

                             ANGELES PARTNERS VIII
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                         NET LIABILITIES IN LIQUIDATION
                                  (Unaudited)
                        (in thousands, except unit data)



                                      Limited
                                    Partnership  General     Limited
                                        Unit     Partner     Partners     Total

Original capital contributions        12,000    $   121     $ 12,000   $ 12,121

Partners' deficit at
December 31, 1998                     11,759    $  (182)    $(14,622)  $(14,804)

Net income for the nine months
ended September 30, 1999                  --        176        7,707      7,883

Partners' deficit
at September 30, 1999                 11,759    $    (6)    $ (6,915)  $ (6,921)

Adjustment to liquidation basis
(Note A)                                                                   (210)

Net liabilities in liquidation
at September 30, 1999                                                  $ (7,131)


          See Accompanying Notes to Consolidated Financial Statements

d)
                             ANGELES PARTNERS VIII
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998
Cash flows from operating activities:
Net income (loss)                                        $ 7,883     $  (558)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation                                                 535          514
Amortization of loan costs                                    41           41
Extraordinary gain on conversion to minority interest     (8,486)          --
Change in accounts:
Receivables and deposits                                      29         (246)
Other assets                                                 (27)           7
Accounts payable                                               5           30
Tenant security deposit liabilities                            4            8
Accrued property taxes                                        50          128
Accrued interest                                             432          374
Other liabilities                                            (24)          41
Due to affiliates                                             61           73

Net cash provided by operating activities                    503          412
Cash flows from investing activities:
Conversion to minority interest                             (115)          --
Property improvements and replacement                       (245)        (261)

Net cash used in investing activities                       (360)        (261)

Cash flows used in financing activities:
Payments on mortgage notes payable                          (234)        (212)

Net decrease in cash and cash equivalents                    (91)         (61)

Cash and cash equivalents at beginning of period             317          328

Cash and cash equivalents at end of period               $   226      $   267
Supplemental disclosure of cash flow information:
Cash paid for interest                                   $   966      $ 1,004


          See Accompanying Notes to Consolidated Financial Statements


                             ANGELES PARTNERS VIII
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                  (Unaudited)

In connection with the Partnership's loss of its 99% limited partnership interest in Brittany Point AP VIII L.P., the following accounts were adjusted for non-cash activity:


Receivables and deposits                                $   (168,000)
Other assets                                                 (71,000)
Investment properties, net of accumulated
depreciation                                              (2,977,000)
Accounts payable                                              52,000
Tenant security deposits                                      49,000
Other liabilities                                              6,000
Accrued interest                                             402,000
Accrued property taxes                                       141,000
Due to affiliates                                            375,000
Mortgage note payable                                     10,792,000


          See Accompanying Notes to Consolidated Financial Statements

e)

                             ANGELES PARTNERS VIII
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

As of September 30, 1999, Angeles Partners VIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity.
In addition, the Partnership is in default on a portion of its mortgage notes payable and does not generate sufficient cash flows to meet current debt-service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and Angeles Realty Corporation ("ARC" or the "General Partner") does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate informed the General Partner of its intention to exercise its remedy with respect to this liability and foreclose on the Partnership's limited partnership interest in Brittany LP. The General Partner determined that it was unlikely that the Partnership would be able to retain its interest in Brittany LP. Accordingly, in order to preserve Partnership assets the General Partner elected not to contest the foreclosure and executed settlement documents to effect the exercise of such remedies in a manner that was most cost effective to the Partnership.

Effective September 30, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code and was admitted as the sole limited partner of Brittany LP. The Partnership has been advised that the Affiliate intends to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. Accordingly, it is expected that the Partnership's entire interest in Brittany LP will be lost.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $217,000, due to Angeles Acceptance Pool, L.P. ("AAP") is in default due to non-payment upon maturity in November 1997. In addition, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,300,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"). The Partnership intends to transfer title to Bercado Shores Apartments to AIMCO in satisfaction of the subordinated indebtedness secured by the investment property. AIMCO has received, and is in the process of complying with, the requirements of the first mortgage holder for such holder's consent to the transfer.

Accordingly, the General Partner expects that the Partnership will soon lose its remaining investment property and its indirect interest in Brittany LP, and will liquidate the Partnership at that time.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value (including subsequent actual transactions described below) and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the statement of net liabilities in liquidation, as of September 30, 1999, are approximately $210,000 of costs, net of income, that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by March 31, 2000. These costs principally include the estimated net loss for Bercado Shores and interest and administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Principles of Consolidation

Prior to September 30, 1999, the consolidated financial statements of the Partnership included its 99% limited partnership interests in both Brittany LP and Brittany Point GP, L.P. Because the Partnership could remove the general partner of Brittany LP and Brittany Point GP, L.P., these partnerships were controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

As of September 30, 1999, the Partnership lost its entire 99% limited partnership interest in Brittany LP.

Reclassifications

Certain reclassifications have been made to the 1998 information to conform to the 1999 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and IPT merged into AIMCO, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - ADJUSTMENT TO LIQUIDATION BASIS OF ACCOUNTING

At September 30, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was an increase in net liabilities of approximately $210,000 which is included in the Consolidated Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation.

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

The following transactions were paid or accrued to the General Partner and its affiliates during the nine months ended September 30, 1999 and 1998, respectively:

                                                           1999      1998
                                                           (in thousands)

Property management fees (included in
operating expenses)                                        $153      $148
Reimbursement for services of affiliates
(included in investment properties, general and
administrative and operating expenses)                       87        86

During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $153,000 and $148,000 for the nine months ended September 30, 1999 and 1998, respectively.

Affiliates of the General Partner were entitled to reimbursements of accountable administrative expense amounting to approximately $87,000 and $86,000 for the nine months ended September 30, 1999 and 1998, respectively. Included in these expenses is approximately $22,000 and $13,000 in construction oversight costs for the nine months ended September 30, 1999 and 1998, respectively.

See "Note A - Basis of Presentation" for information relating to the Partnership's obligation for cumulative unpaid accountable administrative services which was secured by the Partnership's 99% limited partnership interest in Brittany LP.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at September 30, 1999, and is in default at September 30, 1999.
Total interest expense related to this debt was approximately $408,000 and $348,000 for the nine months ended September 30, 1999 and 1998, respectively. Accrued interest related to this debt was approximately $2,300,000 at September 30, 1999. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. The Partnership intends to transfer title to Bercado Shores Apartments to AIMCO in satisfaction of the subordinated indebtedness. AIMCO has received, and is complying with, the requirements of the first mortgage holder for such holder's consent to the transfer.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at September 30, 1999 and is in default due to non-payment upon maturity in November 1997 (see "Note A - Basis of Presentation"). Interest is accruing monthly at prime plus 0.75% (8.75%, average rate at September 30, 1999). Total interest expense for this loan was approximately $23,000 and $26,000 for the nine months ended September 30, 1999 and 1998, respectively. Total accrued interest for this loan was approximately $217,000 at September 30, 1999.

NOTE E - SEGMENT REPORTING

The Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

NOTE F - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, excluding the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment properties consisted of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                         Average Occupancy
Property                                 1999         1998

Bercado Shores Apartments (1)            90%          93%
Mishawaka, Indiana
Brittany Point Apartments (2)            95%          92%
Huntsville, Alambama

(1) The decrease in occupancy at Bercado Shores is primarily due to the cash flow problems at the property which has affected the property's ability to fund all the required capital expenditures (see "Item 1. Financial Statements, Note A
- Basis of Presentation"). As a result, this has affected the property's lease renewals and its ability to attract new tenants.

(2) The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate") for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate informed the General Partner of its intention to exercise it remedy with respect to this Brittany LP. The General Partner determined that it was unlikely that the Partnership would be able to retain its interest in Brittany LP. Accordingly, in order to preserve Partnership assets, the General Partner elected not to contest the foreclosure and executed settlement documents to effect the exercise of such remedies in a manner that was most cost effective to the Partnership.

Effective September 30, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code and was admitted as the sole limited partner of Brittany LP. The Partnership has been advised that the Affiliate intends to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. Accordingly, it is expected that the Partnership's entire interest in Brittany LP will be lost.

Liquidity and Capital Resources

As of September 30, 1999, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its investment properties. The Partnership has experienced significant recurring operating losses, is in default on a portion of its mortgage notes payable and does not generate sufficient cash flow to meet current debt service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $226,000 as compared to approximately $267,000 at September 30, 1998. Cash and cash equivalents decreased approximately $91,000 for the nine months ended September 30, 1999, from the Registrant's fiscal year end. The decrease in net cash was primarily due to approximately $360,000 of cash used in investing activities and approximately $234,000 of cash used in financing activities, which is partially offset by approximately $503,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and the conversion of the Partnership's investment in Brittany LP to minority interest. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties (see discussion above). The Registrant invests its working capital reserves in money market accounts.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $217,000, due to AAP is in default due to non-payment upon maturity in November 1997. In addition, the Partnership's second mortgage to AMIT in the amount of approximately $1,350,000, plus accrued interest of approximately $2,300,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into AIMCO. The Partnership intends to transfer title to Bercado Shores Apartments to AIMCO in satisfaction of the subordinated indebtedness secured by Bercado Shores Apartments. AIMCO has received, and is in the process of complying with, the requirements of the first mortgage holder for such holder's consent to the transfer.

While the description set forth below is a general description of the adverse tax consequences that a limited partner may suffer as a result of the loss of the Partnership's property, each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The transfer of the limited partnership interests in Brittany Point AP VIII, L.P. in satisfaction of the Partnership's liability secured thereby will result in the deemed sale or exchange of the limited partnership interests, thereby resulting in taxable gain to the extent that the amount of the Partnership's reduction in its share of Brittany Point AP VIII, L.P.'s net liabilities resulting from the transfer exceeds the tax basis of the limited partnership interests. The transfer of the Bercado Shores Apartments subject to the first mortgage in satisfaction of the second mortgage will result in the deemed sale or exchange of the Bercado Shores Apartments resulting in (i) taxable gain to the extent the fair market value of the Bercado Shores Apartments plus the amount of the first mortgage exceeds the tax basis of the Bercado Shores Apartments, and (ii) cancellation of indebtedness income to the extent of the excess of the second mortgage over the fair market value of the Bercado Shores Apartments. This taxable gain described above will pass through to the limited partners, thereby effectively resulting in the recapture of prior years depreciation deductions. This will likely result in income tax liability to the limited partners without any distributions of cash from the Partnership.

There were no distributions paid for the nine months ended September 30, 1999 or 1998. Future cash distributions will depend on the estimated levels of net cash generated from the liquidation of the Partnership. However, based on the Partnership's liabilities upon liquidation, it is unlikely that any such distribution will be made.

Results from Operations

Prior to adopting the liquidation basis of accounting, the Partnership realized net income of approximately $7,883,000 for the nine months ended September 30, 1999 compared with a net loss of approximately $558,000 for the corresponding period in 1998. The increase in net income is primarily due to the effect of the loss of the Partnership's 99% limited partnership interest in Brittany LP as discussed above resulting in the recognition of an extraordinary gain on conversion to minority interest of approximately $8,486,000 during the nine months ended September 30, 1999.

The Partnership's net loss before extraordinary gain on conversion to minority interest for the nine months ended September 30, 1999 was approximately $603,000 compared to approximately $558,000 for the corresponding period in 1998. The Partnership recorded a net loss before extraordinary gain on conversion to minority interest of approximately $193,000 for the three months ended September 30, 1999 compared to a net loss of approximately $189,000 for the corresponding period in 1998. The increase in net loss for the nine months ended September 30, 1999 compared to the corresponding period in 1998 is primarily attributable to an increase in total expenses partially offset by a slight increase in total revenues. Total revenues and expenses for the three months ended September 30, 1999 compared to the corresponding period in 1998 remained relatively constant.

Total expenses increased primarily due to an increase in property tax expense which is partially offset by a decrease in operating expense. During the second quarter of 1998, Bercado Shores successfully appealed an increase in its property tax assessment value. The property received a credit on its 1998 property tax bill, a portion of which related to the 1997 tax year. The full amount of the credit was applied against property tax expense for the nine months ended September 30, 1998 resulting in a lower than normal expense for that period. The decrease in operating expense is partially attributable to a decrease in tax service fees, which were paid in 1998 to defend the tax appeal at Bercado Shores. Operating expense also decreased for the nine months ended September 30, 1999 due to a decrease in salaries and related expenses at Brittany Point and a decrease in insurance expense at both investment properties due to a change in insurance carriers late in 1998. The increase in total revenues for the nine months ended September 30, 1999 is due to an increase in rental income. Rental income increased due to an increase in average annual rental rates at both properties and an increase in occupancy at Brittany Point, which more than offset the decline in occupancy at Bercado Shores.

Included in general and administrative expenses for both of the nine month periods ended September 30, 1999 and 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated transmission standards with all of the financial institutions.
All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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


                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (inluding the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the General Partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, excluding the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.


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



                              ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                              By:  Angeles Realty Corporation
                                   General Partner

                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President

                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President and
                                   Controller

                              Date: