Form 10QSB/A
period 1999-09-30
ANGELES PARTNERS VIII
filed 2000-04-17
CIK 276779

FORM 10-QSB/A---QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        Quarterly or Transitional Report

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

                         PART I - FINANCIAL INFORMATION

(This document amends the Form 10-QSB for the quarter ended September 30, 1999, due to the inadvertent omission of an adjustment to the basis of the Partnership's investment property required upon adoption of the liquidation basis of accounting.)

ITEM 1.     FINANCIAL STATEMENTS

a)

                            ANGELES PARTNERS VIII
           CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                (in thousands)

                               September 30, 1999

Assets
   Cash and cash equivalents                                       $   226
   Receivables and deposits                                            206
   Investment property                                               4,750

                                                                     5,182

Liabilities
    Accounts payable                                                    16
    Tenant security deposits                                            30
    Accrued property taxes                                             344
    Other liabilities                                                   19
    Accrued interest ($2,517 in default)                             2,547
    Mortgage and notes payable ($1,721 in
     default)                                                        5,637
    Estimated costs during the period of
     liquidation                                                       210
                                                                     8,803

Net liabilities in liquidation                                     $(3,621)

         See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS VIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                       (in thousands, except unit data)



                                            Three Months Ended      Nine Months Ended
                                              September 30,           September 30,
                                            1999         1998        1999        1998
Revenues:
   Rental income                          $  945      $    945    $ 2,818     $ 2,788
   Other income                               54            54        163         162
      Total revenues                         999           999      2,981       2,950

Expenses:
   Operating                                 384           395      1,176       1,220
   General and administrative                 37            29        108         109
   Depreciation                              185           178        535         514
   Interest                                  481           472      1,439       1,420
   Property taxes                            105           114        326         245
      Total expenses                       1,192         1,188      3,584       3,508

Loss before extraordinary item              (193)         (189)      (603)       (558)

Extraordinary gain on conversion to
   minority interest (Note A)              8,486            --      8,486          --
Net income (loss)                        $ 8,293      $   (189)   $ 7,883     $  (558)

Net income (loss) allocated
   to general partner                    $    83      $     (2)   $    79     $    (6)

Net income (loss) allocated
   to limited partners                     8,210          (187)     7,804        (552)

                                         $ 8,293      $   (189)   $ 7,883     $  (558)

Net income (loss) per limited
   partnership unit:
   Loss before extraordinary item        $(16.25)     $ (15.90)   $(50.77)    $(46.94)

   Extraordinary gain on conversion to
   minority interest                      714.43            --     714.43          --
                                         $689.18      $ (15.90)   $663.66     $(46.94)

           See Accompanying Notes to Consolidated Financial Statements

c)

                            ANGELES PARTNERS VIII
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                         NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                       (in thousands, except unit data)


                                       Limited
                                     Partnership     General      Limited
                                        Units        Partner      Partners    Total

Original capital contributions         12,000         $ 121      $ 12,000   $ 12,121

Partners' deficit at
   December 31, 1998                   11,759         $ (182)    $(14,622)  $(14,804)

Net income for the nine months
   ended September 30, 1999                --             79        7,804      7,883

Partners' deficit
   at September 30, 1999               11,759         $ (103)    $ (6,818)    (6,921)

Adjustment to liquidation basis
   (Notes A and C)                                                             3,300

Net liabilities in liquidation
   at September 30, 1999                                                     $(3,621)

         See Accompanying Notes to Consolidated Financial Statements

d)
                              ANGELES PARTNERS VIII
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                  1999        1998
Cash flows from operating activities:
  Net income (loss)                                             $ 7,883       $ (558)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                     535          514
   Amortization of loan costs                                        41           41
   Extraordinary gain on conversion to minority interest         (8,486)          --
   Change in accounts:
      Receivables and deposits                                       29         (246)
      Other assets                                                  (27)           7
      Accounts payable                                                5           30
      Tenant security deposit liabilities                             4            8
      Accrued property taxes                                         50          128
      Accrued interest                                              432          374
      Other liabilities                                             (24)          41
      Due to affiliates                                              61           73

       Net cash provided by operating activities                    503          412

Cash flows from investing activities:
  Conversion to minority interest                                  (115)          --
  Property improvements and replacements                           (245)        (261)

       Net cash used in investing activities                       (360)        (261)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (234)        (212)

Net decrease in cash and cash equivalents                           (91)         (61)

Cash and cash equivalents at beginning of period                    317          328

Cash and cash equivalents at end of period                        $ 226       $  267

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 966       $1,004

         See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (Unaudited)

In connection with the Partnership's loss of its 99% limited partnership interest in Brittany Point AP VIII L.P., the following accounts were adjusted for non-cash activity:

    Receivables and deposits                                 $   (168,000)
    Other assets                                                  (71,000)
    Investment properties, net of accumulated
      depreciation                                             (2,976,000)
    Accounts payable                                               51,000
    Tenant security deposits                                       49,000
    Other liabilities                                               6,000
    Accrued interest                                              402,000
    Accrued property taxes                                        141,000
    Due to affiliates                                             375,000
    Mortgage note payable                                      10,792,000


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

Note C - Adjustment to Liquidation Basis of Accounting

At September 30, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $3,300,000 which is included in the Consolidated Statement of Changes in Partners' Deficit/Net Liabilities In Liquidation. The adjustments are summarized as follows:

                                                             Decrease (Increase)
                                                             in Net Liabilities
                                                               (in thousands)

Adjustment from book value of property and improvements
  to estimated net realizable value                              $ 3,544

Adjustment to record estimated costs associated with
  the liquidation                                                   (210)

Adjustment of other assets and liabilities                           (34)

Net decrease in net liabilities                                  $ 3,300

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

The Partnership's investment properties consisted of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1999 and 1998:

                                                Average Occupancy

      Property                                  1999         1998

      Bercado Shores Apartments (1)              90%          93%
         Mishawaka, Indiana
      Brittany Point Apartments (2)              95%          92%
         Huntsville, Alabama

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