Form 10KSB
period 1999-12-31
ANGELES PARTNERS VIII
filed 2000-04-17
CIK 276779

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

                          55 Beattie Place, PO Box 1089
                        Greenville, South Carolina 29602
                      (Address of principal executive offices)

                    Issuer's telephone number (864) 239-1000

           Securities registered under Section 12(b) of the Exchange Act:

                                      None

           Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year.  $2,981,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None


                                     PART I

Item 1.  Description of Business

Angeles Partners VIII (the "Partnership" or "Registrant") is a publicly held limited partnership organized under the California Uniform Limited Partnership Act on August 7, 1978. The general partner of the Partnership is Angeles Realty Corporation (the "General Partner" or "ARC"), a California corporation, which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged with and into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner became a wholly-owned subsidiary of AIMCO. (See "Transfer of Control" below.) The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to such date.

The offering of the Registrant's limited partnership units ("Units") commenced on December 4, 1978, and terminated on September 13, 1979. The Registrant, through its public offering of Units, sold 12,000 units aggregating $12,000,000. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions. Funds obtained by the Registrant during the public offering period, together with long-term borrowings, were used to acquire two residential apartment properties prior to October 31, 1979. By October 31, 1980, the Registrant had purchased three additional residential apartment properties. The Registrant currently owns and operates one residential apartment complex. (See "Item 2. Description of Property" for a description of the Registrant's property).

The Registrant has no employees. Management and administrative services are performed by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner has been providing such property management services.

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner, in such market area could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

A further description of the Partnership's business is included in "Management's Discussion and Analysis or Plan of Operations" included in "Item 6." of this Form 10-KSB.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO, a publicly traded real estate investment trust with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Item 2.  Description of Property:

The following table sets forth the Partnership's investment in property:

                            Date of
Property                    Purchase         Type of Ownership          Use

Bercado Shores              05/31/79   Fee ownership, subject to      Apartment
  Mishawaka, Indiana                   a first and second mortgage    234 units

Schedule of Property:

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                       Gross
                     Carrying   Accumulated     Useful               Federal
Property               Value    Depreciation     Life    Method     Tax Basis
                          (in thousands)                          (in thousands)

Bercado Shores        $ 4,750       (1)           (1)     (1)        $ 1,697

(1) As a result of adopting the liquidation basis of accounting, the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Schedule of Property Indebtedness

The following table sets forth certain information relating to the loans encumbering the Partnership and its property.


                      Principal                                           Principal
                      Balance At     Stated                                Balance
                     December 31,   Interest    Period      Maturity       Due At
     Property            1999         Rate     Amortized      Date        Maturity
                    (in thousands)                                     (in thousands)

Bercado Shores
  1st mortgage        $ 3,897          (1)     30 yrs      06/2000        $ 3,859
  2nd mortgage,         1,350        12.50%      (2)       06/1995(3)       1,350
  (in default)
Partnership Debt
  (in default)            371          (4)                 11/1997(5)         371

     Total            $ 5,618                                             $ 5,580

(1) Based on the one-year Treasury Constant Maturities rate plus 3%; 7.94%, average rate for the year ended December 31, 1999.

(2)   Interest only payments

(3) In March 1993, the Partnership defaulted on payments on the second trust deed from Angeles Mortgage Investment Trust ("AMIT") on Bercado Shores.

(4) Based on the prime rate plus 0.75%; 8.69% average rate for the year ended December 31, 1999.

(5) In November 1997, the Partnership defaulted on payments on its note payable to Angeles Acceptance Pool, L.P. ("AAP"). On December 14, 1999, the Partnership was notified that Angeles Acceptance Pool (the "Plaintiff") had filed suit against the Partnership in the Circuit Court of Madison County, Alabama. The Plaintiff has obtained a default judgment of approximately $552,000. The General Partner believes that the court lacked jurisdiction over the Partnership and that the judgment is void. The General Partner intends to contest any effort by the Plaintiff to enforce the judgment against the Partnership.

See "Item 7. Financial Statements - Note D" for information with respect to the Partnership's ability to repay these loans and other specific details about the loans.

Schedule of Average Rental Rate and Occupancy:

Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                  Average Annual                Average Annual
                                    Rental Rate                   Occupancy
                                    (per unit)
 Property                       1999            1998          1999         1998
 Bercado Shores                $6,580          $6,434         90%           93%

The decrease in occupancy at Bercado Shores is primarily due to the cash flow problems at the property which has affected the property's ability to fund all the required capital expenditures (see "Item 1. Financial Statements, Note A - Basis of Presentation"). As a result, this has affected the property's lease renewals and its ability to attract new tenants.

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The apartment complex of the Partnership is subject to competition from other residential apartment complexes in the area. The General Partner believes that this property is adequately insured. This property is an apartment complex that leases units for terms of one year or less. No tenant leases 10% or more of the available rental space. This property is subject to normal depreciation and deterioration as is typical for assets of this type and age.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1999 for the property were:

                                    1999             1999
                                  Billing            Rate
                               (in thousands)

Bercado Shores                     $ 255            14.39%

Capital Improvements:

Bercado Shores

The Partnership completed approximately $138,000 in capital expenditures at Bercado Shores as of December 31, 1999, consisting of structural improvements and appliance and flooring replacements. These improvements were funded primarily from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $70,200. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property.

Item 3.  Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matter was submitted to a vote of unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for the Partnership Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, currently has 1,264 limited Partners of record holding 11,759 Units. Affiliates of the General Partner owned 24 Units or .204% at December 31, 1999. During 1998, 96 Limited Partnership Units were abandoned by investors. In abandoning his or her partnership units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment. There is no intention to sell additional Limited Partnership Units nor is there an established market for these Units.

The Partnership has discontinued making cash distributions from operations until and unless the financial condition of the Partnership and other relevant factors warrant resumption of distributions. Consequently, there were no distributions made by the Partnership during either of the years ended December 31, 1999 and 1998.

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

The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code. The Partnership recognized a gain on conversion of minority interest in Brittany LP of approximately $8,486,000 which was the excess of the entity's liabilities over its assets.

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate informed the Partnership that it did not intend to effect such a removal during 1999, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, the Partnership's second mortgage to AMIT in the amount of approximately $1,350,000, plus accrued interest of approximately $2,449,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Such holder has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness at an indeterminate point in the future. While such holder did not exercise remedies during 1999, there can be no assurance as to when the exercise of such remedies will occur. The General Partner currently believes that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, when such holder commences the exercise of such remedies, the General Partner may execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into AIMCO. As a result AIMCO is the current holder of the AMIT debt.

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $226,000 as compared to approximately $317,000 at December 31, 1998. Cash and cash equivalents decreased approximately $91,000 for the nine months ended September 30, 1999, from the Registrant's fiscal year end. The decrease in net cash was primarily due to approximately $360,000 of cash used in investing activities and approximately $234,000 of cash used in financing activities, which is partially offset by approximately $503,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements and the conversion of the Partnership's investment in Brittany LP to a minority interest. Cash used in financing activities consisted of payments of principal made on the mortgages encumbering the Registrant's properties. The Registrant invests its working capital reserves in money market accounts.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $226,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgement has been awarded to AAP however the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it.

Due to the loss of Brittany LP and the imminent loss of Bercado Shores Apartments the General Partner decided in September 1999 to terminate the Partnership upon the loss of Bercado Shores Apartments. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

For the three months ended December 31, 1999, the Partnership recorded a net increase in net liabilities in liquidation of approximately $440,000. The statement of net liabilities in liquidation as of December 31, 1999 includes approximately $470,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be complete by December 31, 2000. These costs include the estimated net loss for the year ended December 31, 2000 for the remaining property, Bercado Shores. In addition, the costs also include anticipated legal fees and administrative expenses for the year ended December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The following is a general description of the tax consequences that may result to a limited partner of the transfer of the Partnership's property and the removal of the general partner of Brittany Point AP VIII, L.P. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The transfer of the limited partnership interests in Brittany Point AP VIII, L.P. in satisfaction of Partnership debt resulted in the taxable sale or exchange of the limited partnership interests. The removal of the general partner of Brittany Point AP VIII, L.P. will result in a deemed cash distribution to the general partner. The taxable gain and income resulting from the transfer of the Partnership property and the removal of the general partner will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

There were no distributions paid for the years ended December 31, 1999 or 1998. Future cash distributions will depend on the estimated levels of net cash generated from the liquidation of the Partnership. However, based on the Partnership's liabilities upon liquidation, it is unlikely that any such distributions will be made.

Results from Operations

Prior to adopting the liquidation basis of accounting, the Partnership realized net income of approximately $7,883,000 for the nine months ended September 30, 1999 compared with a net loss of approximately $558,000 for the corresponding period in 1998. The increase in net income is primarily due to the loss of the Partnership's 99% limited partnership interest in Brittany LP as discussed above, resulting in the recognition of an extraordinary gain on conversion to minority interest of approximately $8,486,000 during the nine months ended September 30, 1999.

The Partnership's net loss before extraordinary gain on conversion to minority interest for the nine months ended September 30, 1999 was approximately $603,000 compared to approximately $602,000 for the year ending December 31, 1998. The increase in net loss for the nine months ended September 30, 1999 compared to the corresponding period in 1998 is primarily attributable to an increase in total expenses partially offset by a slight increase in total revenues.

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

Included in general and administrative expenses for the nine month period ended September 30, 1999 and the year ended December 31, 1998 are reimbursements to the General Partner allowed under the Partnership Agreement associated with its management of the Partnership. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. To date, no material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely affected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely affected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.  Financial Statements

ANGELES PARTNERS VIII

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young LLP, Independent Auditors

      Consolidated Statement of Net Liabilities in Liquidation - December 31,
      1999

      Consolidated Statement of Changes in Net Liabilities in Liquidation - Three Months ended December 31, 1999

      Consolidated Statements of Operations - Nine Months ended September 30, 1999 and year ended December 31, 1998

      Consolidated Statements of Changes in Partners' Deficit/Net Liabilities in Liquidation - Nine Months ended September 30, 1999 and year ended December 31, 1998 and December 31, 1999

      Consolidated Statements of Cash Flows - Nine Months ended September 30, 1999 and year ended December 31, 1998

      Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners
Angeles Partners VIII

We have audited the accompanying consolidated statement of net liabilities in liquidation of Angeles Partners VIII as of December 31, 1999, and the related consolidated statement of changes in net liabilities in liquidation for the three months then ended. In addition, we have audited the consolidated statements of operations, changes in partners' deficit/net liabilities in liquidation and cash flows for the nine months ended September 30, 1999 and for the year ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note A, due to the imminent foreclosure of its remaining investment property, the General Partner has decided effective September 30, 1999 to liquidate the Partnership. As a result, the Partnership has changed its basis of accounting as of September 30, 1999 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net liabilities in liquidation of Angeles Partners VIII at December 31, 1999, the consolidated changes in net liabilities in liquidation for the three months ended December 31, 1999 and the consolidated results of its operations and its cash flows for the nine months ended September 30, 1999 and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States applied on the bases described in the preceding paragraph.

                                                           /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 25, 2000

                              ANGELES PARTNERS VIII
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                                December 31, 1999

Assets

   Cash and cash equivalents                                       $   226
   Receivables and deposits                                            135
   Investment property                                               4,750
                                                                     5,111
Liabilities
    Accounts payable                                                    28
    Tenant security deposits                                            25
    Accrued property taxes                                             284
    Other liabilities                                                   81
    Due to affiliates                                                   21
    Accrued interest ($2,675 in default)                             2,700
    Mortgage and notes payable ($1,721 in
     default)                                                        5,618
    Estimated costs during the period of
     liquidation                                                       470
                                                                     9,227
Net liabilities in liquidation                                     $(4,116)


              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNER VIII
        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                      Three Months Ended December 31, 1999

Net liabilities in liquidation at September 30, 1999                   $ (3,621)

Changes in net liabilities in liquidation attributed to:

   Decrease in cash and cash equivalents                                     --
   Decrease in receivables and deposits                                     (71)
   Increase in due to affiliate                                             (21)
   Increase in accounts payable                                             (12)
   Decrease in tenant security deposit liabilities                            5
   Increase in accrued interest                                            (153)
   Decrease in accrued taxes                                                 60
   Increase in other liabilities                                            (62)
   Decrease in mortgage notes payable                                        19
   Increase in estimated costs during the period of liquidation            (260)
Net liabilities in liquidation at December 31, 1999                    $ (4,116)


              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)


                                           Nine Months Ended        Year Ended
                                             September 30,         December 31,
                                                 1999                  1998
Revenues:
   Rental income                               $ 2,818               $ 3,730
   Other income                                    163                   215
      Total revenues                             2,981                 3,945

Expenses:
   Operating                                     1,176                 1,518
   General and administrative                      108                   149
   Depreciation                                    535                   697
   Interest                                      1,439                 1,894
   Property taxes                                  326                   289
      Total expenses                             3,584                 4,547

Loss before extraordinary item                    (603)                 (602)

Extraordinary gain on conversion to
   minority interest (Note A)                    8,486                    --
Net income (loss)                              $ 7,883               $  (602)

Net income (loss) allocated
   to general partner (1%)                     $    79               $    (6)

Net income (loss) allocated
   to limited partners (99%)                     7,804                  (596)

                                               $ 7,883               $  (602)
Net income (loss) per limited partnership unit:

   Loss before extraordinary item              $(50.77)              $(50.27)

   Extraordinary gain on conversion
    to minority interest                        714.43                    --
                                               $663.66               $(50.27)

              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII

              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT/
                         Net Liabilities in Liquidation

                          (in thousands, except unit data)



                                      Limited
                                     Partnership     General      Limited
                                        Units        Partner     Partners     Total

Original capital contributions         12,000         $   121     $ 12,000   $ 12,121

Partners' deficit at
  December 31, 1997                    11,855         $  (176)    $(14,026)  $(14,202)

Abandonment of limited
  partnership units                       (96)             --           --         --

Net loss for the years ended
   December 31, 1998                       --              (6)        (596)      (602)

Partners' deficit at
   December 31, 1998                   11,759            (182)     (14,622)   (14,804)

Net income for the nine months
   ended September 30, 1999                --              79        7,804      7,883

Partners' deficit
   at September 30, 1999               11,759        $  (103)     $ (6,818)    (6,921)

Adjustment to liquidation basis
   (Note A)                                                                     3,300

Net liabilities in liquidation
   at September 30, 1999                                                      $(3,621)

              See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (in thousands)


                                                            Nine Months Ended   Year Ended
                                                              September 30,    December 31,
                                                                   1999            1998
Cash flows from operating activities:

  Net income (loss)                                              $ 7,883         $ (602)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation                                                      535             697
   Amortization of loan costs                                         41              55
   Extraordinary gain on conversion to minority interest          (8,486)             --
   Change in accounts:
      Receivables and deposits                                        29            (272)
      Other assets                                                   (27)             12
      Accounts payable                                                 5              33
      Tenant security deposit liabilities                              4               3
      Accrued property taxes                                          50              70
      Accrued interest                                               432             507
      Other liabilities                                              (24)            111
      Due to affiliates                                               61              --

       Net cash provided by operating activities                     503             614
Cash flows from investing activities:
  Conversion to minority interest                                   (115)             --
  Property improvements and replacements                            (245)           (339)

       Net cash used in investing activities                        (360)           (339)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                (234)           (286)

Net decrease in cash and cash equivalents                            (91)            (11)

Cash and cash equivalents at beginning of period                     317             328

Cash and cash equivalents at end of period                         $ 226         $   317
Supplemental disclosure of cash flow information:
  Cash paid for interest                                           $ 966         $ 1,331

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

                                December 31, 1999

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

The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code. The Partnership recognized a gain on conversion of minority interest in Brittany LP of approximately $8,486,000, which was the excess of the entity's liabilities over its assets.

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate informed the Partnership that it did not intend to effect such a removal during 1999, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,449,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. AMIT has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness at an indeterminate point in the future. While such holder did not exercise remedies during 1999, there can be no assurance as to when the exercise of such remedies will occur. The General Partner currently believes that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, when AMIT commences the exercise of such remedies, the General Partner will execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

Due to the loss of Brittany LP and the imminent loss of Bercado Shores Apartments the General Partner decided in September 1999 to terminate the Partnership upon the loss of Bercado Shores Apartments. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

Included in liabilities in the statement of net liabilities in liquidation, as of December 31, 1999, are approximately $470,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2000. These costs principally include the estimated net loss for Bercado Shores and interest and administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

At September 30, 1999, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their settlement amount and include all estimated costs associated with carrying out the liquidation. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net liabilities of approximately $3,300,000 which is included in the Statement of Changes in Partners' Deficit/Net Liabilities in Liquidation. The adjustments are summarized as follows:

                                                             Decrease (Increase)
                                                             in Net Liabilities
                                                               (in thousands)

Adjustment from book value of property and improvements
  to estimated net realizable value                              $ 3,544

Adjustment to record estimated costs associated with
  the liquidation (Note A)                                          (210)

Adjustment of other assets and liabilities                           (34)

Net decrease in net liabilities                                  $ 3,300

Note B - Organization and Summary of Significant Accounting Policies

Organization: Angeles Partners VIII is a California limited partnership organized on August 7, 1978, to operate residential and commercial real estate properties. The Partnership's general partner is Angeles Realty Corporation ("ARC" or the "General Partner"), which was a wholly-owned subsidiary of MAE GP Corporation ("MAE GP"). Effective February 25, 1998, MAE GP was merged into Insignia Properties Trust ("IPT"), which was an affiliate of Insignia Financial Group, Inc. ("Insignia"). Effective February 26, 1999, IPT was merged with and into Apartment Investment and Management Company ("AIMCO"). Thus the General Partner became a wholly-owned subsidiary of AIMCO. The directors and officers of the General Partner also serve as executive officers of AIMCO (See "Note C - Transfer of Control" below). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2035, unless terminated prior to that date. As of December 31, 1999, the Partnership operates one residential property in Mishawaka, Indiana.

Allocations and Distributions to Partners: Net income and losses (excluding those arising from the occurrence of sales or dispositions) of the Partnership will be allocated 1% to the General Partner and 99% to the Limited Partners on an annual basis.

In accordance with the Partnership Agreement, any gain from the sale or other disposition of Partnership assets will be allocated first to the General Partner to the extent of the amount of any of the Ten Percent Distribution (as defined in the Partnership Agreement) to which the General Partner is entitled. Any gain remaining after said allocation will be allocated to the Partners in proportion to their interests in the Partnership.

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

Principles of Consolidation: Prior to September 30, 1999, the consolidated financial statements of the Partnership included its 99% limited partnership interests in Brittany L.P. and Brittany Point GP, L.P. Because the Partnership could remove the general partner of Brittany L.P. and Brittany Point GP, L.P.; these partnerships were controlled and consolidated by the Partnership. All significant interpartnership balances have been eliminated.

As of September 30, 1999, the Partnership lost its entire 99% limited partnership interest in Brittany LP (see Note A).

Depreciation: Depreciation was computed on an accelerated method over the estimated useful lives of 10 to 25 years for buildings and improvements and 3 to 5 years for furnishings and equipment until such time as the expense is exceeded by depreciation as computed on the straight line method. Assets placed in service after 1987 are depreciated over estimated useful lives of 10 to 15 years for buildings and improvements and 5 to 7 years for furnishings and equipment using the straight-line method. No depreciation was recorded subsequent to September 30, 1999 under the liquidation basis of accounting. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 18 years for additions after March 15, 1984, and before May 9, 1985, and 19 years for additions after May 8, 1985 and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the alternative depreciation system is used for depreciation of (1) real property additions over 40 years, and (2) personal property additions from 5-20 years.

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. The security deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's first mortgage, after discounting the scheduled loan payments to maturity, approximates its carrying balance. The General Partner believes that it is not appropriate to use the Partnership's incremental borrowing rate for the second mortgage and the note payable to AAP as there is currently no market in which the Partnership could obtain similar financing. Therefore, the General Partner considers estimation of fair value to be impracticable for this indebtedness.

Investment Property: Investment property, which consists of one apartment complex, was stated at cost. Acquisition fees were capitalized as a cost of real estate. The Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the nine months ended September 30, 1999 or the year ended December 31, 1999. As a result of the Partnership adopting the liquidation basis of accounting, the investment property was adjusted to its estimated net realizable value at September 30, 1999. The effect of adoption was to increase the carrying value of the investment property by approximately $3,544,000.

Loan Costs: Loan costs were being amortized on a straight-line basis over the lives of the respective loans. At September 30, 1999, these loan costs were written off in the adjustment to liquidation basis because the Partnership determined that these intangible assets no longer have value.

Advertising Costs: The Partnership expensed the costs of advertising as incurred.

Leases: The Partnership generally leases apartment units for lease terms of twelve months or less. The Partnership recognized income as earned on its leases. The General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions were charged against rental income as incurred.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Segment Reporting: Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the Managing General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statement as currently presented.

Reclassification:   Certain   reclassifications  have  been  made  to  the  1998
information to conform to the 1999 presentation.

Note C - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and IPT merged into AIMCO with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note D - Mortgage and Notes Payable

The principle terms of mortgage and notes payable are as follows:


                            Principal       Monthly                            Principal
                            Balance At      Payment     Stated                  Balance
                           December 31,    Including   Interest   Maturity       Due At
Property                       1999        Interest      Rate       Date        Maturity
                                 (in thousands)                              (in thousands)

Bercado Shores
  1st mortgage              $  3,897       $   34         (a)      6/2000      $  3,859
  2nd mortgage                 1,350           (b)      12.50%    6/1995(c)       1,350
   (in default)

Partnership Debt
   (in default)                  371           --         (d)    11/1997(e)         371
Totals                       $ 5,618       $   34                               $ 5,580


(a) Based on the one-year Treasury Constant Maturities rate plus 3%; 7.94%, average rate for the year ended December 31, 1999.

(b)  Interest only payments.

(c) In March 1993, the Partnership defaulted on payments on the second trust deed from AMIT on Bercado Shores (see "Note A")

(d) Based on the prime rate plus 0.75%; 8.69%, average rate for the year ended December 31, 1999.

(e) In November 1997, the Partnership defaulted on payments on its note payable to Angeles Acceptance Pool, L.P. (see "Note F")

The mortgage notes payable are secured by the Partnership's investment property and by pledge of revenues from the investment property.

Note E - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

The Partnership adopted the liquidation basis of accounting effective September 30, 1999 and accordingly, it did not have a statement of operations for the year ended December 31, 1999. The Federal taxable income for the year ended December 31, 1999 was $6,495,000 ($566.60 per limited partnership unit).

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data) for the year ended December 31, 1998:

                                            1998

Net loss as reported                     $  (602)
Add (deduct):
     Depreciation differences                 87
     Unearned income                          16
     Other                                    --
     Accruals and prepaids                    16

Federal taxable loss                     $  (483)

Federal taxable loss per limited
     partnership unit                    $(36.82)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net deficiency at December 31, 1999 (in thousands):

Net liabilities in liquidation as reported      $ (4,116)
Investment property                               (3,053)
Syndication and distribution costs                 1,318
Other                                                460

Net deficiency - Federal tax basis              $ (5,391)

Note F - Transactions with Affiliated Parties

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates of the General Partner for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and/or its affiliates during the years ended December 31, 1999 and in 1998, respectively:

                                                              1999       1998
                                                              (in thousands)

   Property management fees, included in
     operating expenses                                      $ 173      $ 199

   Reimbursement for services of affiliates
    included in operating and general
    administrative expenses and investment properties          108        113

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $199,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $108,000 and $113,000 for the years ended December 31, 1999 and 1998, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at December 31, 1999, and is in default at December 31, 1999. Total interest expense related to this debt was approximately $557,000 and $709,000 for the year ended December 31, 1999 and 1998, respectively. Accrued interest related to this debt was approximately $2,449,000 at December 31, 1999. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly- owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $226,000, due to Angeles Acceptance Pool, L.P. ("AAP") is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgment has been awarded to AAP; however, the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it. This indebtedness, which is included in notes payable, was approximately $371,000 at December 31, 1999 and is in default due to non-payment upon maturity in November 1997 (see "Note A - Basis of Presentation"). Interest is accruing monthly at prime plus 0.75% (8.69%, average rate at December 31, 1999). Total interest expense for this loan was approximately $32,000 and $35,000 for the year ended December 31, 1999 and 1998, respectively. Total accrued interest for this loan was approximately $226,000 at December 31, 1999.

Note G - Real Estate and Accumulated Depreciation

                                  Initial Cost
                                 To Partnership
                                 (in thousands)

                                             Buildings        Cost
                                            and Related    Capitalized      Adjustment to
                                             Personal     Subsequent to   Liquidation Basis
  Description    Encumbrances     Land       Property      Acquisition
                (in thousands)                           (in thousands)

Bercado Shores       $5,247       $212        $4,048          $876              $(386)


                     Gross Amount At Which Carried
                          At December 31, 1999
                             (in thousands)

                               Buildings
                              And Related
                               Personal               Accumulated      Date     Depreciable
    Description       Land     Property      Total    Depreciation   Acquired   Life-Years


   Bercado Shores     $212      $4,538      $4,750        (1)        5/31/79        (1)

(1) As a result of adopting the liquidation basis of accounting the gross carrying value of the property was adjusted to its net realizable value and will not be depreciated further.

Reconciliation of "Real Estate and Accumulated Depreciation":

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)

Real Estate

Balance at beginning of year                   $15,605          $15,266
    Property improvements                          245              339
    Disposal of assets                         (10,768)              --
    Adjustment to liquidation basis               (332)              --

Balance at end of year                         $ 4,750          $15,605

Accumulated Depreciation

Balance at beginning of year                   $11,132          $10,435
    Current year expense                           535              697
    Disposal of assets                          (7,792)              --
    Adjustment to liquidation basis             (3,875)              --

Balance at end of year                         $    --          $11,132

The aggregate cost of the investment properties for Federal income tax purposes at December 31, 1999 and 1998, was approximately $5,774,000 and $17,459,000, respectively. The accumulated depreciation for Federal income tax purposes at December 31, 1999 and 1998, is $4,077,000 and $11,528,000, respectively.

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

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note C - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The names of the directors and officers of the General Partner, their ages, and the nature of all positions presently held by them are set forth below:

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director
Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

The Registrant was not required to and did not pay any remuneration to officers or directors of the General Partner during 1999 or 1998. However, reimbursements and other payments have been made to the Partnership's General Partner and its affiliates, as described in "Item 12" below.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Except as noted below, no person or entity was known by the Registrant to be the beneficial owner of more than 5% of the Limited Partnership Units of the Registrant as of December 31, 1999.

Entity                                  Number of Units      Percentage

Insignia Properties LP ("IPLP")                24               .204%

IPLP is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, South Carolina 29602.

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

Item 12. Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates of the General Partner for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following payments were paid or accrued to the General Partner and/or its affiliates during the years ended December 31, 1999 and 1998, respectively:

                                                              1999       1998
                                                              (in thousands)

   Property management fees                                  $ 173      $ 199

   Reimbursement for services of affiliates                    108        113

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from both of the Partnership's properties for providing property management services. The Partnership paid to such affiliates approximately $173,000 and $199,000 for the years ended December 31, 1999 and 1998, respectively.

Affiliates  of  the  General  Partner  received   reimbursement  of  accountable
administrative expenses amounting to approximately $108,000 and $113,000 for the years ended December 31, 1999 and 1998, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at December 31, 1999, and is in default at December 31, 1999. Total interest expense related to this debt was approximately $557,000 and $709,000 for the year ended December 31, 1999 and 1998, respectively. Accrued interest related to this debt was approximately $2,449,000 at December 31, 1999. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany Point AP VIII L.P. ("Brittany LP"), the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code.

In November 1992, AAP, a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly- owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. This indebtedness, which is included in notes payable, was approximately $371,000 at December 31, 1999 and is in default due to non-payment upon maturity in November 1997 (see "Note A - Basis of Presentation"). Interest is accruing monthly at prime plus 0.75% (8.69%, average rate at December 31, 1999). Total interest expense for this loan was approximately $32,000 and $35,000 for the year ended December 31, 1999 and 1998, respectively. Total accrued interest for this loan was approximately $226,000 at December 31, 1999. AAP has filed suit against the Partnership as a result of this default. A judgment has been awarded to AAP however the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

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

                                 ANGELES PARTNERS VIII


                                 By:     Angeles Realty Corporation
                                         General Partner

                                 By:     /s/Patrick J. Foye
                                         Patrick J. Foye
                                         Executive Vice President

                                 By:     /s/Martha L. Long
                                         Senior Vice President and
                                         Controller

                                 Date:

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye        Executive Vice President    Date:
Patrick J. Foye           and Director


/s/Martha L. Long         Senior Vice President and   Date:
Martha L. Long            Controller

                              ANGELES PARTNERS VIII

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

      2.1 Agreement and Plan of Merger, dated as of October 1, 1998 by and between AIMCO and IPT, incorporated by reference to Registrant's Current Report on Form 8-K dated October 1, 1998.

      3.1 Amendment Certificate and Agreement of the Limited Partnership filed as exhibit 3.1 in Form 10-K dated October 31, 1979 and is incorporated herein by reference

      10.1 Property Management Agreements between the Partnership and Angeles Real Estate Management Company, filed as an exhibit
                  10.1 in Form 10-K dated October 31, 1980 and is incorporated herein by reference

      10.2        First  Trust  Deed  Mortgage  -  Bercado  Shores,  filed as an exhibit 10.8 in Form 10-K dated March 28, 1991 and is incorporated herein by reference

      10.3        First Trust Deed Mortgage - Devonshire Apartments, filed as an exhibit 10.9 in Form 10-K dated March 28, 1991 and is incorporated herein by reference

      10.4 Promissory Note Secured by Mortgage and Other Security - Breckenridge, filed as an exhibit 10.10 in Form 10-K dated March 28, 1991 and is incorporated herein by reference

      10.5 Promissory Note Secured by Mortgage and Other Security - Devonshire, filed as an exhibit 10.11 in Form 10-K dated March 28, 1991 and is incorporated herein by reference

      10.6 Promissory Note Secured by Mortgage and Other Security - Brittany Point, filed as an exhibit 10.12 in Form 10-K dated March 28, 1991 and is incorporated herein by reference

      10.7 Agreement to Purchase and Sale of Real Property between Angeles Partners VIII and New Plan Realty Trust, dated January 29, 1992 which was filed as exhibit I to the Trust's Form 8-K filed February 29, 1992 and is incorporated herein by reference

      10.8 Stock Purchase Agreement dated November 24, 1992 showing the purchase of 100% of the outstanding stock of Angeles Realty Corporation by IAP GP Corporation, a subsidiary of MAE GP Corporation, filed in Form 8-K dated December 31, 1992, which is incorporated herein by reference

      10.9 Promissory Note Secured by Mortgage and Other Security dated January 18, 1996 - Brittany Point AP VIII, L.P.

      10.10 Mortgage Assignment of Rents and Security Agreement dated January 18, 1996 - Brittany Point AP VIII, L.P.

      16 Letter from the Registrant's former accountant regarding its concurrence with the statements made by the Registrant is incorporated by reference to the exhibit filed with Form 8-K dated August 30, 1993

      27          Financial Data Schedule