Form 10QSB
period 2000-03-31
ANGELES PARTNERS VIII
filed 2000-05-15
CIK 276779

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

                   For the quarterly period ended March 31, 2000


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
                                   (in thousands)

                                 March 31, 2000

 Assets


   Cash and cash equivalents                                   $   194

   Receivables and deposits                                        198

   Prepaid assets                                                   46

   Investment property                                           4,750
                                                                 5,188
Liabilities

    Accounts payable                                                34
    Tenant security deposit liabilities                             29
    Accrued property taxes                                         338
    Other liabilities                                               44
    Due to affiliate                                                41
    Accrued interest ($2,846 in default)                         2,871
    Mortgage and notes payable ($1,721 in
     default)                                                    5,598
    Estimated costs during the period of
     liquidation                                                   370

                                                                 9,325

Net liabilities in liquidation                                 $(4,137)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNERS VIII

        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (in thousands)

                        Three Months Ended March 31, 2000

Net liabilities in liquidation at December 31, 1999                 $ (4,116)

Changes in net liabilities in liquidation attributed to:

   Decrease in cash and cash equivalents                                 (32)
   Increase in receivables and deposits                                   63
   Increase in prepaid assets                                             46
   Increase in due to affiliate                                          (20)
   Increase in accounts payable                                           (6)
   Increase in tenant security deposit liabilities                        (4)
   Increase in accrued interest                                         (171)
   Increase in accrued property taxes                                    (54)
   Decrease in other liabilities                                          37
   Decrease in mortgage notes payable                                     20
   Decrease in estimated costs during the period of liquidation          100

Net liabilities in liquidation at March 31, 2000                    $ (4,137)


            See Accompanying Notes to Consolidated Financial Statements


b)

                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)

                        Three Months Ended March 31, 1999

Revenues:
   Rental income                                          $    928
   Other income                                                 56
      Total revenues                                           984

Expenses:
   Operating                                                   404
   General and administrative                                   49
   Depreciation                                                170
   Interest                                                    477
   Property taxes                                              115

      Total expenses                                         1,215


Net loss                                                  $   (231)

Net loss allocated to general partner (1%)                $     (2)

Net loss allocated to limited partners (99%)                  (229)

                                                          $   (231)

Net loss per limited partnership unit                     $ (19.47)

            See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                        Three Months Ended March 31, 1999

Cash flows from operating activities:

  Net loss                                                      $ (231)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                     170
   Amortization of loan costs                                        14
   Change in accounts:
      Receivables and deposits                                     (133)
      Other assets                                                  (19)
      Accounts payable                                               12
      Tenant security deposit liabilities                             3
      Accrued property taxes                                        105
      Accrued interest                                              138
      Other liabilities                                               6
      Due to affiliates                                              35

       Net cash provided by operating activities                    100

Cash flows used in investing activities:

  Property improvements and replacements                            (61)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                (76)

Net decrease in cash and cash equivalents                           (37)

Cash and cash equivalents at beginning of period                    317

Cash and cash equivalents at end of period                       $ 280

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 326

            See Accompanying Notes to Consolidated Financial Statements

d)

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the three month period ended March 31, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,611,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. AMIT has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness at an indeterminate point in the future. While such holder did not exercise remedies during the three month period ended March 31, 2000, there can be no assurance as to when the exercise of such remedies will occur. The General Partner currently believes that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, when AMIT commences the exercise of such remedies, the General Partner will execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

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

The remaining investment property of the Partnership was adjusted to its estimated net realizable value. Included in liabilities in the statement of net liabilities in liquidation, as of March 31, 2000, are approximately $370,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2000. These costs principally include the estimated net loss for Bercado Shores and interest and administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following transactions were paid or accrued to the General Partner and its affiliates during the three months ended March 31, 2000 and 1999, respectively:

                                                              2000       1999
                                                              ----       ----
                                                              (in thousands)

   Property management fees (included in
     operating expenses in 1999)                              $ 19       $ 52
   Reimbursement for services of affiliates
     (included in general and administrative
      expenses in 1999)                                         21         36

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $19,000 and $52,000 for the three months ended March 31, 2000 and 1999, respectively.

Affiliates of the General Partner were entitled to reimbursements of accountable administrative expense amounting to approximately $21,000 and $36,000 for the three months ended March 31, 2000 and 1999, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at March 31, 2000, and is in default at March 31, 2000. Total interest expense related to this debt was approximately $162,000 and $189,000 for the three months ended March 31, 2000 and 1999, respectively. Accrued interest related to this debt was approximately $2,611,000 at March 31, 2000. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. The Partnership had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate"), for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany LP, the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $235,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgment has been awarded to AAP; however, the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it. This indebtedness, which is included in notes payable, was approximately $371,000 at March 31, 2000 and is in default due to non-payment upon maturity in November 1997. Interest is accruing monthly at prime plus 0.75% (9.25% average rate at March 31, 2000). Total interest expense for this loan was approximately $9,000 and $7,000 for the three months ended March 31, 2000 and 1999, respectively. Total accrued interest for this loan was approximately $235,000 at March 31, 2000.

Note D - Segment Reporting

The Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note E - Legal Proceedings

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Bercado Shores Apartments                  96%          90%
         Mishawaka, Indiana

The increase in occupancy is attributed to a change in the types of leases offered and the staggering of lease expirations so that leases do not all expire at the same time.

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the three months ended March 31, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, the Partnership's second mortgage to AMIT in the amount of approximately $1,350,000, plus accrued interest of approximately $2,611,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property remains subject to foreclosure under the terms of the second mortgage agreement. Such holder has informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness at an indeterminate point in the future. While such holder did not exercise remedies during the three months ended March 31, 2000, there can be no assurance as to when the exercise of such remedies will occur. The General Partner currently believes that the use by the Partnership of its limited resources to contest the exercise of such remedies would most likely be futile. Accordingly, when such holder commences the exercise of such remedies, the General Partner may execute settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into IPT, which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into AIMCO. As a result AIMCO is the current holder of the AMIT debt.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $235,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgement has been awarded to AAP however the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it.

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

For the three months ended March 31, 2000, the Partnership recorded a net increase in net liabilities in liquidation of approximately $21,000. The statement of net liabilities in liquidation as of March 31, 2000 includes approximately $370,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be complete by December 31, 2000. These costs include the estimated net loss for the year ended December 31, 2000 for the remaining property, Bercado Shores. In addition, the costs also include anticipated legal fees and administrative expenses for the year ended December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

There were no distributions paid for the three months ended March 31, 2000 or 1999. Future cash distributions will depend on the estimated levels of net cash generated from the liquidation of the Partnership. However, based on the Partnership's liabilities upon liquidation, it is unlikely that any such distribution will be made.

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

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANGELES PARTNERS VIII LIMITED PARTNERSHIP

                                    By:   Angeles Realty Corporation
                                          Its General Partner

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

                                    Date: May 15, 2000