Form 10QSB
period 2000-06-30
ANGELES PARTNERS VIII
filed 2000-08-22
CIK 276779

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                               ANGELES PARTNERS VIII
              CONSOLIDATED STATEMENT OF NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                       $   144
   Receivables and deposits                                            157
   Prepaid assets                                                       34
   Investment property                                               5,274

                                                                     5,609

Liabilities

    Accounts payable                                                    25
    Tenant security deposit liabilities                                 31
    Accrued property taxes                                             257
    Other liabilities                                                   38
    Due to affiliate                                                    67
    Accrued interest ($306 in default)                                 306
    Mortgage and notes payable ($5,582 in
     default)                                                        5,582
    Estimated costs during the period of
     liquidation                                                       127
                                                                     6,433

Net liabilities in liquidation                                     $  (824)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNER VIII

        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)

                         Six months Ended June 30, 2000

Net liabilities in liquidation at December 31, 1999                    $ (4,116)

Changes in net liabilities in liquidation attributed to:

   Decrease in cash and cash equivalents                                    (82)
   Increase in receivables and deposits                                      22
   Increase in prepaid assets                                                34
   Increase in estimated net realizable value of
    property and improvements                                               524
   Increase in due to affiliate                                             (46)
   Decrease in accounts payable                                               3
   Increase in tenant security deposit liabilities                           (6)
   Decrease in accrued interest                                           2,394
   Decrease in accrued property taxes                                        27
   Decrease in other liabilities                                             43
   Decrease in mortgage notes payable                                        36
   Decrease in estimated costs during the period of liquidation             343
Net liabilities in liquidation at June 30, 2000                        $   (824)

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                  Three Months Ended    Six Months Ended
                                                    June 30, 1999        June 30, 1999
Revenues:
   Rental income                                      $    945             $  1,873
   Other income                                             53                  109
      Total revenues                                       998                1,982

Expenses:
   Operating                                               388                  792
   General and administrative                               22                   71
   Depreciation                                            180                  350
   Interest                                                481                  958
   Property taxes                                          106                  221
      Total expenses                                     1,177                2,392

Net loss                                              $   (179)            $   (410)

Net loss allocated to general partner (1%)            $     (2)            $     (4)

Net loss allocated to limited partners (99%)              (177)                (406)

                                                      $   (179)            $   (410)
Net loss per limited partnership unit                 $ (15.05)            $ (34.52)

            See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                         Six months Ended June 30, 1999

Cash flows from operating activities:

  Net loss                                                           $  (410)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation                                                          350
   Amortization of loan costs                                             28
   Change in accounts:
      Receivables and deposits                                           104
      Other assets                                                       (47)
      Accounts payable                                                    93
      Tenant security deposit liabilities                                  2
      Accrued property taxes                                            (188)
      Accrued interest                                                   281
      Other liabilities                                                   (2)
      Due to affiliates                                                   41

       Net cash provided by operating activities                         252

Cash flows used in investing activities:

  Property improvements and replacements                                (130)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                    (153)

Net decrease in cash and cash equivalents                                (31)

Cash and cash equivalents at beginning of period                         317

Cash and cash equivalents at end of period                             $ 286
Supplemental disclosure of cash flow information:
  Cash paid for interest                                               $ 650

            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS VIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of September 30, 1999, Angeles Partners VIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, the Partnership is in default on its first and second mortgage notes payable and does not generate sufficient cash flows to meet current debt-service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and Angeles Realty Corporation ("ARC" or the "General Partner") does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the six month period ended June 30, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, as of June 1, 2000, the Partnership's non-recourse first mortgage of approximately $3,861,000 is in default due to the nonpayment of the remaining balance upon maturity. Also, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,768,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property was subject to foreclosure under the terms of the second mortgage agreement. On July 17, 2000, AMIT informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness.

The General Partner believed that the use by the Partnership of its limited resources to contest the exercise of such remedies would be futile and accordingly, the General Partner executed settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership. (See "Note F - Subsequent Event").

Due to the loss of Brittany LP and the then imminent loss of Bercado Shores Apartments, the General Partner decided in September 1999 to terminate the Partnership upon the loss of Bercado Shores Apartments. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

The remaining investment property of the Partnership was adjusted to its estimated net realizable value. Included in liabilities in the statement of net liabilities in liquidation, as of June 30, 2000, are approximately $127,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2000. These costs principally include the estimated net loss for Bercado Shores and interest and administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following transactions were paid or accrued to the General Partner and its affiliates during the six months ended June 30, 2000 and 1999, respectively:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses in 1999)                              $ 40       $102
   Reimbursement for services of affiliates
     (included in general and administrative
      expenses in 1999)                                         48         44

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $40,000 and $102,000 for the six months ended June 30, 2000 and 1999, respectively.

Affiliates of the General Partner were entitled to reimbursements of accountable administrative expense amounting to approximately $48,000 and $44,000 for the six months ended June 30, 2000 and 1999, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at June 30, 2000, and is in default at June 30, 2000. Total interest expense related to this debt was approximately $318,000 and $384,000 for the six months ended June 30, 2000 and 1999, respectively. Accrued interest related to this debt was approximately $2,768,000. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Subsequent to June 30, 2000, Bercado Shores Apartments was deeded in lieu of foreclosure to AIMCO as satisfaction of the AMIT mortgage (see "Note F - Subsequent Event"). The Partnership also had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate") for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany LP, the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $243,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgment has been awarded to AAP; however, the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it. Interest is accruing monthly at prime plus 0.75% (9.25% average rate at June 30, 2000). Total interest expense for this loan was approximately
$17,000 and $15,000 for the six months ended June 30, 2000 and 1999, respectively.

Note D - Segment Reporting

The Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note F - Subsequent Event

On July 17, 2000, the Partnership delivered a deed in lieu of foreclosure related to Bercado Shores Apartments to AIMCO in satisfaction of the AMIT second mortgage of approximately $1,350,000 plus accrued interest of approximately
$2,768,000. In addition, the non-recourse first mortgage of approximately $3,861,000 has been transferred with the apartment property. Accordingly, at June 30, 2000 the total mortgage debt and related accrued interest have been reduced to its estimated settlement value of $5,274,000, which approximates the estimated net realizable value of Bercado Shores Apartments.

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

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the six months ended June 30, 2000 and 1999:

                                                Average Occupancy

      Property                                  2000          1999

      Bercado Shores Apartments                  96%          90%
         Mishawaka, Indiana

The increase in occupancy is attributed to a change in the types of leases offered and the staggering of lease expirations so that leases do not all expire at the same time. Subsequent to June 30, 2000, Bercado Shores was deeded in lieu of foreclosure to AIMCO as satisfaction of the AMIT mortgage. (See below).

Liquidity and Capital Resources

As of September 30, 1999, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property. The Partnership has experienced significant recurring operating losses, is in default on its first and second mortgage notes payable and does not generate sufficient cash flow to meet current debt service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the six months ended June 30, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, as of June 1, 2000, the Partnership's non-recourse first mortgage of approximately $3,861,000 is in default due to the nonpayment of the remaining balance upon maturity. Also, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,768,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property was subject to foreclosure under the terms of the second mortgage agreement. On July 17, 2000, AMIT informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness. The General Partner believed that the use by the Partnership of its limited resources to contest the exercise of such remedies would be futile and accordingly, the General Partner executed settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

On July 17, 2000, the Partnership delivered a deed in lieu of foreclosure related to Bercado Shores Apartments to AIMCO in satisfaction of the AMIT second mortgage of approximately $1,350,000 plus accrued interest of approximately
$2,768,000. In addition, the non-recourse first mortgage of approximately $3,861,000 has been transferred with the apartment property. Accordingly, at June 30, 2000 the total mortgage debt and related accrued interest have been reduced to its estimated settlement value of $5,274,000, which approximates the estimated net realizable value of Bercado Shores Apartments.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $243,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgement has been awarded to AAP however the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it.

Due to the loss of Brittany LP and the then imminent loss of Bercado Shores Apartments the General Partner decided in September 1999 to terminate the Partnership upon the loss of Bercado Shores Apartments. As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at September 30, 1999, to the liquidation basis of accounting. Consequently, assets have been valued at their estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner's estimates as of the date of the consolidated financial statements.

For the six months ended June 30, 2000, the Partnership recorded a net decrease in net liabilities in liquidation of approximately $343,000. The statement of net liabilities in liquidation as of June 30, 2000 includes approximately $127,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be complete by December 31, 2000. These costs include the estimated net loss for the year ended December 31, 2000 for the remaining property, Bercado Shores. In addition, the costs also include anticipated legal fees and administrative expenses for the year ended December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

The following is a general description of the tax consequences that may result to a limited partner of the transfer of the Partnership's property and the removal of the general partner of Brittany LP. Each limited partner should consult with his or her own tax advisor to determine his or her particular tax consequences. The transfer of the limited partnership interests in Brittany LP in satisfaction of Partnership debt resulted in the taxable sale or exchange of the limited partnership interests. The removal of the general partner of Brittany Point LP will result in a deemed cash distribution to the general partner. The transfer of Bercado Shores in satisfaction of secured, recourse Partnership debt resulted in taxable gain to the extent the amount of the senior indebtedness plus the amount of the subordinate indebtedness exceeds the property's tax basis. A portion of such gain may constitute cancellation of indebtedness income, if and to the extent the subordinated indebtedness exceeded the fair market value of the property. The taxable gain and income resulting from the transfer of the Partnership property and the removal of the general partner will pass through to the limited partners, and will likely result in income tax liability to the limited partners without any distribution of cash from the Partnership.

There were no distributions paid for the six months ended June 30, 2000 or 1999. Future cash distributions will depend on the estimated levels of net cash generated from the liquidation of the Partnership. However, based on the Partnership's liabilities upon liquidation, it is unlikely that any such distribution will be made.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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

                                    Date: August 22, 2000