Form 10QSB
period 2000-09-30
ANGELES PARTNERS VIII
filed 2000-11-14
CIK 276779

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

                 For the quarterly period ended September 30, 2000


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

                                   (in thousands)

                               September 30, 2000

Assets

   Cash and cash equivalents                                       $   118

Liabilities

    Other liabilities                                                   64
    Due to affiliate                                                    75
    Accrued interest ($253 in default)                                 253
    Notes payable ($371 in default)                                    371
    Estimated costs during the period of
     liquidation                                                        54
                                                                       817

Net liabilities in liquidation                                     $  (699)

            See Accompanying Notes to Consolidated Financial Statements

                              ANGELES PARTNER VIII

        CONSOLIDATED STATEMENT OF CHANGES IN NET LIABILITIES IN LIQUIDATION
                                   (Unaudited)

                                   (in thousands)

                      Nine Months Ended September 30, 2000

Net liabilities in liquidation at December 31, 1999                    $ (4,116)

Changes in net liabilities in liquidation attributed to:

   Decrease in cash and cash equivalents                                   (108)
   Decrease in receivables and deposits                                    (135)
   Decrease in estimated net realizable value of
     property and improvements                                           (4,750)
   Increase in due to affiliate                                             (54)
   Decrease in accounts payable                                              28
   Decrease in tenant security deposit liabilities                           25
   Decrease in accrued interest                                           2,447
   Decrease in accrued property taxes                                       284
   Decrease in other liabilities                                             17
   Decrease in mortgage notes payable                                     5,247
   Decrease in estimated costs during the period of liquidation             416
Net liabilities in liquidation at September 30, 2000                   $   (699)

            See Accompanying Notes to Consolidated Financial Statements

b)

                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                  Three Months Ended   Nine Months Ended
                                                  September 30, 1999   September 30, 1999
Revenues:
   Rental income                                      $    945             $  2,818
   Other income                                             54                  163
      Total revenues                                       999                2,981

Expenses:
   Operating                                               384                1,176
   General and administrative                               37                  108
   Depreciation                                            185                  535
   Interest                                                481                1,439
   Property taxes                                          105                  326
      Total expenses                                     1,192                3,584

Loss before extraordinary item                            (193)                (603)

Extraordinary gain on conversion to minority
   interest (Note A)                                     8,486                8,486

Net income                                            $  8,293             $  7,883

Net income allocated to general partner (1%)          $     83             $     79

Net income allocated to limited partners (99%)           8,210                7,804

                                                      $  8,293             $  7,883
Net income per limited partnership unit:

   Loss before extraordinary item                     $ (16.25)            $ (50.77)
   Extraordinary gain on conversion to
     minority interest                                  714.43               714.43

                                                      $ 689.18             $ 663.66

            See Accompanying Notes to Consolidated Financial Statements

c)
                              ANGELES PARTNERS VIII

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)

                      Nine Months Ended September 30, 1999

Cash flows from operating activities:

  Net income                                                         $ 7,883
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
      Depreciation                                                       535
      Amortization of loan costs                                          41
      Extraordinary gain on conversion to minority interest           (8,486)
      Change in accounts:
        Receivables and deposits                                          29
        Other assets                                                     (27)
        Accounts payable                                                   5
        Tenant security deposit liabilities                                4
        Accrued property taxes                                            50
        Accrued interest                                                 432
        Other liabilities                                                (24)
        Due to affiliates                                                 61

         Net cash provided by operating activities                       503

Cash flows used in investing activities:

  Property improvements and replacements                                (245)
  Conversion to minority interest                                       (115)

         Net cash used in operating activities                          (360)

Cash flows used in financing activities:

  Payments on mortgage notes payable                                    (234)

Net decrease in cash and cash equivalents                                (91)

Cash and cash equivalents at beginning of period                         317

Cash and cash equivalents at end of period                            $ 226
Supplemental disclosure of cash flow information:
  Cash paid for interest                                              $ 966

            See Accompanying Notes to Consolidated Financial Statements

d)

                              ANGELES PARTNERS VIII

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

As of September 30, 1999, Angeles Partners VIII (the "Partnership" or "Registrant") adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property, Bercado Shores Apartments. The Partnership has incurred recurring operating losses and continues to suffer from inadequate liquidity. In addition, the Partnership was in default on its first and second mortgage notes payable and did not generate sufficient cash flows to meet current debt-service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and Angeles Realty Corporation ("ARC" or the "General Partner") does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the nine month period ended September 30, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, as of June 30, 2000, the Partnership's non-recourse first mortgage of approximately $3,861,000 was in default due to the nonpayment of the remaining balance upon maturity. Also, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,768,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property was subject to foreclosure under the terms of the second mortgage agreement. On July 17, 2000, AMIT informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness.

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

Included in liabilities in the statement of net liabilities in liquidation, as of September 30, 2000, are approximately $54,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2000. These costs principally include administrative expenses for the Partnership. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

The following  transactions  were paid or accrued to the General Partner and its
affiliates   during  the  nine  months  ended   September  30,  2000  and  1999,
respectively:

                                                              2000       1999
                                                              (in thousands)

   Property management fees (included in
     operating expenses in 1999)                              $ 47       $153
   Reimbursement for services of affiliates
     (included in general and administrative
      expenses in 1999)                                         56         87

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property for providing property management services. The Partnership paid to such affiliates approximately $47,000 and $153,000 for the nine months ended September 30, 2000 and 1999, respectively.

Affiliates of the General Partner were entitled to reimbursements of accountable administrative expense amounting to approximately $56,000 and $87,000 for the nine months ended September 30, 2000 and 1999, respectively.

In June 1990, AMIT provided secondary financing on the Partnership's investment property, Bercado Shores Apartments. Total indebtedness was approximately $1,350,000 at June 30, 2000, and was in default at June 30, 2000. Total interest expense related to this debt was approximately $318,000 and $384,000 for the nine months ended September 30, 2000 and 1999, respectively. Accrued interest related to this debt was approximately $2,768,000. As discussed in "Note A - Basis of Presentation", AIMCO is now the holder of the AMIT debt. The AMIT mortgage secured by Bercado Shores Apartments has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. On July 17, 2000, the Partnership delivered a deed in lieu of foreclosure related to Bercado Shores Apartments to AIMCO in satisfaction of the AMIT second mortgage of approximately $1,350,000 plus accrued interest of approximately $2,768,000. In addition, the non-recourse first mortgage of approximately $3,861,000 has been transferred with the apartment property. The Partnership also had an outstanding obligation due to an affiliate of the General Partner (the "Affiliate") for cumulative unpaid accountable administrative services. This liability was secured by the Partnership's 99% limited partnership interest in Brittany LP, the entity that owned Brittany Point Apartments. During the third quarter of 1999, the Affiliate exercised remedies with respect to this liability. In such exercise, effective September 20, 1999, the Affiliate acquired the Partnership's 99% limited partnership interest in Brittany LP at a public sale in compliance with the South Carolina Uniform Commercial Code.

In November 1992, Angeles Acceptance Pool, L.P. ("AAP"), a Delaware limited partnership which now controls the working capital loan previously provided by Angeles Capital Investment, Inc. ("ACII"), was organized. Angeles Corporation ("Angeles") is the 99% limited partner of AAP and Angeles Acceptance Directives, Inc. ("AAD"), which was wholly-owned by IPT, was, until April 14, 1995, the 1% general partner of AAP. On April 14, 1995, as part of a settlement of claims between affiliates of the General Partner and Angeles, AAD resigned as general partner of AAP and simultaneously received a .5% limited partner interest in AAP. An affiliate of Angeles now serves as the general partner of AAP. The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $253,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgment has been awarded to AAP; however, the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it. Interest is accruing monthly at prime plus 0.75% (9.25% average rate at September 30, 2000). Total interest expense for this loan was approximately $27,000 and $23,000 for the nine months ended September 30, 2000 and 1999, respectively.

Note D - Segment Reporting

The Partnership has only one reportable segment. Moreover, due to the very nature of the Partnership's operations, the General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the financial statements as currently presented.

Note E - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

Liquidity and Capital Resources

As of September 30, 1999, the Partnership adopted the liquidation basis of accounting due to the imminent loss of its remaining investment property, Bercado Shores Apartments. The Partnership has experienced significant recurring operating losses, is in default on its first and second mortgage notes payable and does not generate sufficient cash flow to meet current debt service requirements on its subordinated debt. No other sources of additional financing are available to the Partnership and the General Partner does not have any other plans to remedy the liquidity problems the Partnership is currently experiencing.

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

The Affiliate has the power to remove the general partner of Brittany LP, an entity in which the Partnership owns an interest. While the Affiliate did not effect such a removal during the nine months ended September 30, 2000, there can be no assurance that such general partner will not be removed at some point in the future, thereby causing the loss of the Partnership's entire interest in Brittany LP.

In addition, as of June 30, 2000, the Partnership's non-recourse first mortgage of approximately $3,861,000 was in default due to the nonpayment of the remaining balance upon maturity. Also, the Partnership's second mortgage to Angeles Mortgage Investment Trust ("AMIT") in the amount of approximately $1,350,000, plus accrued interest of approximately $2,768,000, which is secured by the Partnership's remaining investment property, Bercado Shores Apartments, has been in default since 1993 due to nonpayment of interest and the maturity of the note in 1995. Pursuant to a series of transactions, affiliates of the General Partner acquired ownership interests in AMIT. On September 17, 1998, AMIT was merged with and into Insignia Properties Trust ("IPT"), which was the sole shareholder of the General Partner. On February 26, 1999, IPT was merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. As a result, AIMCO is the current holder of the AMIT debt. This indebtedness is recourse to the Partnership and the estimated fair value of this property is less than the total of its first and second mortgages. This property was subject to foreclosure under the terms of the second mortgage agreement. On July 17, 2000, AMIT informed the General Partner of its intention to exercise remedies with respect to all or a portion of such indebtedness. The General Partner believed that the use by the Partnership of its limited resources to contest the exercise of such remedies would be futile and accordingly, the General Partner executed settlement documents to effect the exercise of such remedies in a manner that is cost effective to the Partnership.

On July 17, 2000, the Partnership delivered a deed in lieu of foreclosure related to Bercado Shores Apartments to AIMCO in satisfaction of the AMIT second mortgage of approximately $1,350,000 plus accrued interest of approximately
$2,768,000. In addition, the non-recourse first mortgage of approximately $3,861,000 has been transferred with the apartment property.

The Partnership's note payable of approximately $371,000, plus accrued interest of approximately $253,000, due to AAP is in default due to non-payment upon maturity in November 1997. AAP has filed suit against the Partnership as a result of this default. A judgement has been awarded to AAP however the Partnership intends to contest the validity of the judgment if AAP attempts to enforce it.

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

For the nine months ended September 30, 2000, the Partnership recorded a net decrease in net liabilities in liquidation of approximately $3,417,000. The statement of net liabilities in liquidation as of September 30, 2000 includes approximately $54,000 of costs that the General Partner estimates will be incurred during the period of liquidation based on the assumption that the liquidation process will be complete by December 31, 2000. These costs include the anticipated legal fees and administrative expenses of the Partnership for the year ended December 31, 2000. Because the success in realization of assets and the settlement of liabilities is based on the General Partner's best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

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

There were no distributions paid for the nine months ended September 30, 2000 or 1999. Future cash distributions will depend on the estimated levels of net cash generated from the liquidation of the Partnership. However, based on the Partnership's liabilities upon liquidation, it is unlikely that any such distribution will be made.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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

                                    Date: November 14, 2000